Form 10-K405
period 1996-12-31
EMERALD FINANCIAL CORP
filed 1997-03-31
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        For the transition period from         to
                                                      ---------  ---------

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                             34-1842953
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

  14092 PEARL ROAD
  STRONGSVILLE, OHIO                                       44136
--------------------                                       -----
(Address of principal executive offices)                  (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 238-7311

Securities registered pursuant to Section 12(b) of the Act:       NONE

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK, WITHOUT PAR VALUE
                                                               -------------------------------
                                                               Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is authorized for quotation on the National Association of Securities Dealers Automated Quotation System National Market System under the symbol "EMLD." As of March 7, 1997, the registrant had 2,530,800 shares of common stock, without par value, outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of such stock as of March 7, 1997, was $40,636,376.

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II AND IV of Form 10-K - Portions of Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996

PART III of Form 10-K - Proxy Statement for the 1997 Annual Meeting of Shareholders

                                TABLE OF CONTENTS

         PART I                                                                                      PAGE
                                                                                                     ----
            Item 1.    Business                                                                        2
            Item 2.    Properties                                                                     35
            Item 3.    Legal Proceedings                                                              36
            Item 4.    Submission of matters to a Vote of Shareholders                                36

         PART II

            Item 5.    Market for the Registrant's Common Equity and Related
                            Stockholder Matters                                                       37
            Item 6.    Selected Financial Data                                                        37
            Item 7.    Management's Discussion and Analysis  of Financial
                            Condition and Results of Operations                                       37
            Item 8.    Financial Statements and Supplementary Data                                    37
            Item 9.    Changes in and Disagreements With Accountants on
                            Accounting and Financial Disclosure                                       37

         PART III

            Item 10.   Directors and Executive Officers of the Registrant                             37
            Item 11.   Executive Compensation                                                         38
            Item 12.   Security Ownership of Certain Beneficial Owners and Management                 38
            Item 13.   Certain Relationships and Related Transactions                                 38

         PART IV

            Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               39

         Signatures                                                                                   41


When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "estimate", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligation, to update any forward looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

 PART I

ITEM 1. BUSINESS
----------------

                                    BUSINESS

GENERAL

Emerald Financial Corp. (Emerald or Company), is an Ohio corporation organized in 1996 for the purpose of becoming a holding company and owning all the outstanding common stock of The Strongsville Savings Bank (Strongsville Savings or Bank). Emerald is a unitary thrift holding company which, under current laws, has very few restrictions on permissible types of business activities. Emerald became the holding company of Strongsville Savings in a tax-free exchange of shares of the Bank for Shares of Emerald on March 6, 1997. As a result Emerald owns and operates the Bank and its subsidiary on a consolidated basis.

Founded in 1961, Strongsville Savings is an Ohio-chartered, federally insured savings association whose business activities are concentrated in the greater Cleveland, Ohio area. The Bank offers a wide range of consumer-oriented lending and deposit products and services and is active in the origination of loans to developers and builders of residential real estate within its market area. In conducting the Bank's lending operations, management maintains strict underwriting criteria and closely monitors the Bank's loan portfolio.

The Bank conducts its business through its home office in Strongsville and its Community Financial Centers in Berea, Brecksville, Broadview Heights, North Royalton, Parma Heights, and Westlake (Cuyahoga County); Brunswick, Hinckley and Medina Township (Medina County); and Avon, Columbia Station, North Ridgeville, and Wellington (Lorain County).

The Bank's headquarters office is located at 14092 Pearl Road, Strongsville, Ohio 44136, and the Bank's telephone number at that address is (216) 238-7311.

 The Bank began operations in 1961 as an Ohio-chartered stock savings and loan association and changed its name from The Strongsville Savings and Loan Association to The Strongsville Savings Bank in 1984. Substantially all of the Bank's business activities are focused in Cuyahoga, Medina, Lorain, and Summit Counties. The Bank conducts its lending and deposit-gathering activities through its headquarters in Strongsville, Cuyahoga County, Ohio, and through its network of area Community Financial Centers in the suburbs to the south and west of Cleveland, Ohio.

In the 1980's the Bank's strategy was concentrated on building a well-balanced branch network in the suburbs to the south and west of Cleveland. In view of these objectives, the Bank established or acquired offices in Berea, Hinckley, North Ridgeville, North Royalton, Parma Heights, Wellington and Westlake. This strategy provided the Bank with a stable, low-cost, consumer-oriented deposit base in the many established communities of its market area. The Bank's research and close relationships with area real estate professionals suggested that several of these communities would become residential growth areas. During the late 1980's and early 1990's, Strongsville, Westlake, Brecksville, Hinckley, North Ridgeville and North Royalton emerged as growth areas. Management expects these communities to be among the major growth areas in Cuyahoga and the contiguous counties throughout the 1990's. According to data provided by the Building Industry Association of Cleveland and Suburban Counties, the cities with the greatest number of 1996 single family dwelling starts include Strongsville, North Royalton, Westlake, Broadview Hieghts, Brunswick, Medina, Avon and North Ridgeville. In 1995 and 1996, the Bank opened offices in Broadview Heights, Columbia Station, Avon and Brunswick, all current or anticipated future expanding markets for residential growth. Management will prudently continue to consider opportunities for expansion of its branch network in growing residential areas of greater Cleveland.

The Bank is very active in the origination of loans to developers and builders of residential housing in its market area, including loans to (i) acquire lots and land for residential subdivision, (ii) to develop raw land by financing the cost of improvements such as streets, sewers and utilities, and (iii) to construct houses on such improved property. In 1996 expansion of the Bank's franchise with new Community Financial Centers in Broadview Heights, Columbia Station, Avon and Brunswick are expected to provide the Bank with a stable source of real estate construction and mortgage loan originations throughout the 1990's and beyond.

The Bank offers a wide range of consumer-oriented lending and deposit products and services to the residents in its market area. The Bank currently is a leading residential real estate construction lender in Cuyahoga, Medina and Lorain Counties. Central to the Bank's operating philosophy is the development and maintenance of strong personal relationships with local realtors, builders, developers, public officials and other real estate-related professionals.

The Bank is a community-oriented financial institution serving its market area with a wide selection of residential loans and retail financial services, emphasizing customer service. The Bank's services include consumer and commercial checking accounts, rental of safe-deposit boxes and savings accounts and savings certificates, residential and commercial real estate loans, home equity lines of credit, and secured and unsecured consumer loans. It provides these services through a branch network comprised of full-service banking offices, eleven proprietary ATMs, access to a network of metropolitan, regional and national ATMs, and electronic fund transfer services. The Bank has historically concentrated its business activities in the Northeastern Ohio area, comprised of Cuyahoga, Lorain, Medina, and Summit Counties.

The Bank's business consists primarily of attracting deposits from the general public and originating and investing in loans secured by first mortgage liens on residential and other real estate primarily in Northeastern Ohio. The Bank, as a matter of policy, does not accept brokered funds. The Bank also invests in certain government obligations and other investments permitted by federal law and regulations. The principal source of funds for the Bank's lending activities are increases in deposit accounts, principal and interest payments of loans and proceeds from the sale of loans. The Bank's principal source of earnings is interest income from loans and other interest-earning assets. Its principal expenses are interest paid on deposit accounts and operating expenses.

Management recognizes that the thrift industry is changing rapidly. Consumer-oriented services historically provided by banks are now being offered by thrifts. To compete effectively in this environment, the Bank's goal is to provide its customers with a consumer-oriented institution where a wide range of financial needs can be met, including a full range of deposit services such as ATM services, NOW checking accounts, IRA and Keogh investment accounts and certificates of deposit with terms ranging from seven days to ten years. The Bank's consumer-oriented products also include mortgage loan, construction loans, home equity lines of credit, various consumer loan products to finance automobiles, home improvements, education and VISA(R) and MasterCard(R) credit cards.

LENDING ACTIVITIES

GENERAL. The Bank's primary lending activity is originating conventional first mortgage loans for the purchase of residential real property. Conventional loans are loans which are not insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. Within this category, the largest portion of the Bank's loans are made to home buyers on the security of single-family dwellings. At December 31, 1996, the Bank's net loans receivable totaled $425.9 million, representing approximately 75.0% of its total assets. At that date, 76.3% of total mortgage loans consisted of loans secured by first mortgage liens on residential properties.

In order to manage interest rate risk in the loan portfolio, the Bank has implemented a number of measures designed to provide more frequent interest rate adjustments on interest-earning assets so more interest-earning assets would respond to increases in interest rates on basis similar to that of interest-bearing liabilities. These measures were designed to reduce adverse effects on net interest income during periods of rising interest rates. These measures include: (i) origination of permanent mortgage loans with adjustable interest rates on residential properties and other real estate, (ii) origination of residential construction and development loans with adjustable interest rates, (iii) origination of nonresidential construction loans with adjustable interest rates and (iv) purchases of loans with adjustable interest rates which meet the Bank's underwriting standards. At December 31, 1996, approximately $191.7 million (41.9% of total mortgage loans) were comprised of loans described above.

1-TO-4 FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Bank's lending program has been the origination of permanent loans, secured by mortgages on owner-occupied, 1-to-4 family residences. At December 31, 1996, $302.1 million, or 68.0%, of the Bank's mortgage loans consisted of permanent loans on 1-to-4 family residences. Substantially all of these loans were secured by properties located in the Bank's primary market area.

The Bank originates a variety of different types of residential loans including conventional 15- and 30- year fixed-rate loans, one- and three-year ARM's and, to a lesser extent, 10- and 20-year fixed rate loans. During recent years, in order to meet consumer demand and maximize the yield on its residential loan portfolio, the Bank has originated primarily 15- and 30-year fixed rate loans, which quality for sale to the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Bank's fixed-rate residential loans are underwritten and documented to permit their sale to Freddie Mac and the Bank sells certain qualifying residential loans to Freddie Mac. Loans sold to Freddie Mac are on a nonrecourse basis. The Bank also originates ARM's, although, in order to maintain its interest rate spread, the Bank generally does not offer initial interest rates on ARM's as low as those available from some of its competitors.

The Bank's current 1-to-4 family permanent residential ARM's are fully amortizing loans with contractual maturities of up to 30 years. The Bank's ARM products carry interest rates which are reset to a stated margin over an index based on the one- or three-year U.S. Treasury Constant Maturities Index. Increases or decreases in the interest rate of the Bank's ARM loans based on the one- or three-year U.S. Constant Maturities index are generally limited to 2% at any adjustment period and a maximum of 5% or 6% over the life of the loan, depending on whether the loan resets at one- or three-year intervals, respectively. The Bank's ARM's are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. The Bank's ARM's are assumable, providing the assuming borrower meets the same underwriting criteria as a borrower on a newly originated loan. At December 31, 1996 the total balance of 1-to-4- family permanent residential ARM's was $61.9 million, or 20.5% of the Bank's 1-to-4 family permanent mortgage loan portfolio.

The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank originates residential mortgage loans with loan-to-value ratios of up to 95%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, however, the Bank requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% of the appraised value of the underlying collateral. Property securing real estate loans made by the Bank is generally appraised by independent fee appraisers selected by the Bank and subject to review by the management and Board of Directors of the Bank. The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

The Bank's fixed-rate residential mortgage loans customarily include "due-on-sale" clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. The Bank enforces due-on-sale clauses on fixed-rate mortgage loans to the extent permitted under applicable laws.

Residential mortgage loan originations come from a number of sources, including solicitations by the Bank, referrals by builders and real estate brokers, existing borrowers and depositors and walk-in customers. Loan applications are accepted at all of the Bank's offices.

MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. In order to enhance the yield on and decrease the average term to maturity of its assets, the Bank originates permanent loans secured by multi-family and commercial real estate. At December 31, 1996, $47.9 million, or 10.8% of the Bank's mortgage loan portfolio consisted of permanent loans on multi-family and commercial real estate. The Bank's management began originating commercial real estate loans as an accommodation to long-time customers. Recently the Bank has considered expanding its marketing of commercial real estate loans because it has gained the experience to manage such loans and because the rates earned on commercial loans are higher than the rates on conventional mortgage loans. None of the Bank's multi-family and commercial real estate loans were designated as nonperforming assets at December 31, 1996.

The Bank's permanent multi-family and commercial real estate loan portfolio includes loans secured by small apartment buildings, strip shopping centers, small office buildings, churches and other business properties, generally located within the Bank's primary market area.

Permanent multi-family and commercial real estate loans generally have terms of 15 years or less; the maximum term available is 25 years. These loans typically do not have balloon features. Interest rates on permanent loans generally adjust (subject, in some cases, to specified interest rate caps) based on the Bank's prime interest rate or at one- or three-year intervals to specified spreads over the related U.S. Treasury Constant Maturities Index. Multi-family loans and commercial real estate loans are generally written in amounts up to 80% and 75%, respectively, of the appraised value of the property or sale price, whichever is less.

Appraisals on properties securing multi-family and commercial real estate property loans originated by the Bank are performed by independent fee appraisers designated by the Bank at the time the loan application is made. All appraisals on multi-family and commercial real estate loans are reviewed by the Bank's management. The Bank's underwriting procedures generally require verification of the borrower's credit history, income, financial statements, banking relationships, references and income projections of the property. The Bank generally requires the submission of annual financial statements to the Bank for the life of the loan. Typically, the Bank requires the owners, principal shareholders or general partners of business, corporate or partnership borrowers to be personally liable for multi-family and commercial real estate.

Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by 1-to-4 family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these type loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired.

CONSTRUCTION AND DEVELOPMENT LENDING. The Bank makes construction loans to individuals for the construction of their residences as well as to the builders and developers for the construction of 1-to-4 family residences and the acquisition and development of 1-to-4 family lots in the Bank's primary market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms similar to any 1-to-4 family loan then offered by the Bank, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1996, the Bank had $14.5 million in construction loans to individuals for construction of their personal residences.

Construction loans to builders of 1-to-4 family residences require the monthly payment of interest and typically have terms of up to 12 months, with the maximum possible term being 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which adjust primarily with changes in the Bank's prime interest rate. Loan commitment and origination fees are usually charged. At December 31, 1996, the Bank had $22.0 million of construction loans to builders of 1-to-4 family residences.

The Bank also makes loans to developers for the purpose of acquiring unimproved land and developing such land into improved sublots for residential development. The Bank only makes such residential land acquisition and development loans if the Bank has received assurances from local planning commissions that the land will be considered developable and zoned residential. These loans typically have maturity terms from one to three years (with the maximum term being five years) and primarily carry interest rates which adjust to maintain a specified spread over the prime rate and, to a lesser extent, adjust (subject, in some cases, to interest rate caps) at one, two or three-year intervals to specified spreads over the related U.S. Treasury Constant Maturities Index. Loan commitment and origination fees, in the form of points, are usually charged. These loans generally provide for the payment of loan fees from loan proceeds. The principal is typically paid down as improved lots are sold. At December 31, 1996, The Bank had $54.7 million of residential development loans.

Construction and development loans are obtained principally through solicitations of the Bank and through continued business from builders and developers who have previously borrowed from the Bank as well as referrals of builders and developers. The application process includes a submission to the Bank of accurate plans, specifications, and costs of the project to be constructed or developed, as well as both personal and corporate tax returns, both personal and corporate financial statements and environmental underwriting analysis. These items are used as the basis to determine the appraised value of the subject property and the debt-servicing ability of the borrower. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

Acquisition and development loans to finance the cost of acquiring unimproved property for future residential subdivision and improving such property are generally made up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. Construction loans to finance the costs of building residential houses are generally made up to a maximum loan-to-value ratio of 80% based upon an independent appraisal. Construction and development loans to borrowers other than owner occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

At December 31, 1996, the Bank had four construction and development loan borrowers having aggregate loans in an amount greater than $6.4 million (15% of then tangible capital) which totaled $36.2 million. All construction and development loans were in compliance with applicable lending limits. The OTS made special loans-to-one-borrower lending authorities available to the Bank on January 2, 1990 which permit the Bank to lend up to 30% of tangible capital to one borrower for the development of residential housing. The special loans-to-one-borrower lending authority granted to the Bank is renewable annually and was most recently renewed in October 1996. For a discussion of the regulatory requirements incident to the Bank's usage of the special lending authorities, see "REGULATION Federal Regulation - Loans to One Borrower and Aggregate Loan Limits". The Bank expects the 15% limit on loans to one borrower to represent no significant impediment to its lending function as its tangible capital continues to grow.

As of December 31, 1996, the Bank had nineteen borrowers having aggregate loans for residential acquisition, development and construction purposes exceeding $1 million. No such loans were nonperforming as of that date.

Construction loans involve greater underwriting and default risks than loans secured by mortgages on existing properties. These loans can involve large loan balances concentrated in single borrower or a group of borrowers in the same industry. Loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Should a default occur which results in foreclosure, the Bank could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project.

The Bank's underwriting criteria are designed to evaluate and minimize the risk of each construction loan. A wide variety of factors are carefully considered before originating a construction loan, including the availability of permanent financing or a takeout commitment to the borrower (which may be provided by the Bank at market rates); the reputation of the borrower and the contractor; independent valuations and reviews of cost estimates; preconstruction sale information and cash flow projections of the borrower. At the time of the Bank's origination of a construction loan to a builder, the builder often has a signed contract with a purchaser for the sale of the to-be-constructed house, which, by assuring the builder of a repayment source, reduces the Bank's underwriting risks on the construction loan. To reduce the risks inherent in construction lending, the Bank limits the number of properties which can be constructed on a "speculative" or unsold basis by a builder at any one time to two houses and requires the borrower or its principals personally to guarantee repayment of the loan. Moreover, the Bank controls certain of the risks associated with construction lending by requiring builders to submit itemized bills to the Bank, whereupon the Bank disburses the builder's loan funds directly to the contractor and subcontractors, rather than to the builder.

CONSUMER LOANS. Ohio and federal laws and regulations permit an Ohio-chartered, federally insured savings association such as the Bank to make secured and unsecured consumer loans, and home improvement loans.

The Bank offers automobile loans, home equity lines of credit, home improvement, and other secured and unsecured personal loans. These loans generally have fixed interest rates and terms of five years or less, with the exception of home equity lines of credit and home improvement loans. Home equity lines of credit have adjustable rates based on the Bank's prime interest rate and typically have terms of ten years. Home improvement loans have fixed interest rates and have terms no longer than fifteen years. These rates are generally higher than the rates offered on mortgage loans. The Bank also offers VISA(R) and MasterCard(R) credit cards to its customers as an agent for an Ohio-based commercial bank. During 1996, the Bank originated approximately $4.0 million of consumer loans and approximately $4.5 million in 1995. The Bank's consumer loan portfolio totaled $9.1 million at December 31, 1996.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher level of credit risk than 1-to-4 family residential loans, consumer loans are typically made at higher interest rates and for shorter terms or at adjustable rates, thus increasing the interest rate sensitivity of the Bank's loan portfolio.

LOAN PORTFOLIO COMPOSITION. Table I sets forth the composition of the Bank's loan portfolio, in dollar amounts and in percentages for the last five fiscal years, along with a reconciliation to loans receivable, net.



--------------------------------------------------------------------------------------------------------------------------------
    Table I                                                               December 31,
                                    --------------------------------------------------------------------------------------------
                                          1996               1995            1994              1993                1992
                                          ----               ----            ----              ----                ----
                                    Amount     %       Amount     %     Amount     %      Amount      %       Amount     %
--------------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars In Thousands)

    Real estate mortgage loans
      Permanent first mortgage
         One-to-four family
              Held for portfolio   $301,284  70.75%  $220,490  65.55%  $194,629  69.06%   $114,848    47.38%   $134,586  62.05%
              Held for sale             806   0.19%     5,396   1.60%         0   0.00%     49,957    20.61%      4,389   2.02%
         Multi-family                 1,049   0.25%     1,183   0.35%     1,294   0.46%      1,101     0.46%      1,481   0.68%
         Commercial real estate      46,883  11.01%    42,098  12.52%    38,109  13.52%     39,856    16.44%     37,261  17.18%
         Land                           195   0.04%       358   0.11%       427   0.15%        638     0.26%        837   0.39%
--------------------------------------------------------------------------------------------------------------------------------
              Subtotal              350,217  82.24%   269,525  80.13%   234,459  83.19%    206,400    85.15%    178,554  82.32%

      Construction first mortgage
         Residential acquisition
              & development          54,670  12.84%   48,538  14.43%     29,107  10.33%     23,984     9.90%     23,822  10.98%
         One-to-four family          37,048   6.70%   26,960   8.02%     29,818  10.58%     21,032     8.68%     19,929   9.19%
         Multi-family                   240   0.05%    2,660   0.79%      1,400   0.50%      3,041     1.25%      2,590   1.19%
         Commercial real estate       2,376   0.56%    4,233   1.26%      3,163   1.12%      2,442     1.01%      2,573   1.19%
--------------------------------------------------------------------------------------------------------------------------------
              Subtotal               94,335  22.15%   82,391  24.50%     63,488  22.53%     50,499    20.84%     48,914  22.55%
--------------------------------------------------------------------------------------------------------------------------------

    Total mortgage loans            444,552 104.39%  351,916 104.63%    297,947 105.72%    256,899   105.99%    227,468 104.87%
    Other loans
      Commercial                      4,250   1.00%    3,955   1.18%      1,584   0.56%      1,938     0.80%      1,517   0.70%
      Consumer                        9,117   2.14%    8,895   2.64%      7,390   2.62%      4,527     1.87%      4,703   2.17%
--------------------------------------------------------------------------------------------------------------------------------
              Subtotal               13,367   3.14%   12,850   3.82%      8,974   3.18%      6,465     2.67%      6,220   2.87%
--------------------------------------------------------------------------------------------------------------------------------

    Total loans                     457,919 107.53%  364,766 108.45%    306,921 108.90%    263,364   108.66%    233,688  107.74%
    Less
      Undisbursed loans in process   26,676   6.27%   23,639   7.03%     20,134   7.14%     16,333     6.74%     12,393   5.71%
      Allowance for loan losses       1,423   0.33%    1,168   0.35%        948   0.34%        840     0.35%        717   0.33%
      Deferred yield adjustments      3,965   0.93%    3,608   1.07%      3,996   1.42%      3,796     1.57%      3,688   1.70%
--------------------------------------------------------------------------------------------------------------------------------
              Subtotal               32,064   7.53%   28,415   8.45%     25,078   8.90%     20,969     8.66%     16,798   7.74%
--------------------------------------------------------------------------------------------------------------------------------

    Total loans receivable, net    $425,855 100.00% $336,351 100.00%   $281,843 100.00%   $242,395   100.00%   $216,890 100.00%
================================================================================================================================
--------------------------------------------------------------------------------------------------------------------------------

Table II sets forth the amount of the Bank's real estate loan portfolio having fixed rates and the amount having adjustable rates. These loans are presented before any deductions for loans-in-process, allowance for loan losses and deferred yield items.


-----------------------------------------------------------------------------------------------------------------------------------
    Table II                                                              December 31,
                                      ---------------------------------------------------------------------------------------------

                                            1996                1995               1994            1993            1992
                                       Amount     %        Amount     %      Amount     %    Amount     %    Amount     %
-----------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars In Thousands)

    ADJUSTABLE RATE LOANS
         One-to-four family            $87,794  19.75%   $72,644  20.64%   $60,754  20.39%   $52,699  20.52%  $58,152  25.56%
         Multi-family                    1,289   0.29%     3,843   1.09%     2,694   0.91%     4,142   1.61%    3,944   1.73%
         Commercial real estate         44,261   9.96%    41,123  11.69%    37,482  12.58%    39,106  15.22%   36,023  15.84%
         Land & development             54,865  12.34%    48,896  13.90%    29,534   9.91%    23,382   9.10%   24,659  10.84%
-----------------------------------------------------------------------------------------------------------------------------------
         Total adjustable rate loans   188,209  42.34%   166,506  47.32%   130,464  43.79%   119,329  46.45%  122,778  53.97%

    FIXED RATE LOANS
         One-to-four family
              Held for portfolio       250,539  56.36%   174,806  49.67%   163,693  54.94%    83,181  32.38%    96,363  42.36%
              Held for sale                806   0.18%     5,396   1.53%         0   0.00%    49,957  19.45%     4,389   1.93%
         Multi-family                        0   0.00%         0   0.00%         0   0.00%         0   0.00%       126   0.06%
         Commercial real estate          4,998   1.12%     5,208   1.48%     3,790   1.27%     3,192   1.24%     3,812   1.68%
         Land & development                  0   0.00%         0   0.00%         0   0.00%     1,240   0.48%         0   0.00%
-----------------------------------------------------------------------------------------------------------------------------------
         Total fixed rate loans        256,343  57.66%   185,410  52.68%   167,483  56.21%   137,570  53.55%   104,690  46.03%
-----------------------------------------------------------------------------------------------------------------------------------

    Total mortgage loans              $444,552 100.00%  $351,916 100.00% $297,947 100.00%   $256,899 100.00%  $227,468 100.00%
===================================================================================================================================
-----------------------------------------------------------------------------------------------------------------------------------

Table III shows the contractual maturities of the Bank's loan portfolio at December 31, 1996. The table does not include prepayments and scheduled principal repayments.



-----------------------------------------------------------------------------------------------------------
Table III

                       Outstanding    1 Year or                                        10 to 15 After 15
                         12/31/96      Less    1 to 3 Years 3 to 5 years 5 to 10 years  Years     Years
-----------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)
Permanent Loans:
         Residential     $302,090         $4          $156      $1,135    $30,098       $116,772  $153,925
         Commercial        47,932         14         1,210       1,279     12,940         22,878     9,611
    Construction           39,665     15,305         8,734           0         80          5,818     9,728
    Land & development     54,865      8,457        45,354         955         99              0         0
    Other                  13,367      3,828         1,590       3,605      3,074          1,270         0
-----------------------------------------------------------------------------------------------------------
         Total           $457,919    $27,608       $57,044      $6,974    $46,291       $146,738  $173,264
============================================================================================================

-----------------------------------------------------------------------------------------------------------

Table IV shows the contractual maturities of the Bank's loan portfolio by fixed- and adjustable-rate loans. It does not reflect actual repayments because of loan refinancings, principal payments and enforcement of due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real estate subject to the mortgage.

-----------------------------------------------------------------------------------------------------------
Table IV

                       Outstanding    1 Year or                                        10 to 15 After 15
                         12/31/96      Less    1 to 3 Years 3 to 5 years 5 to 10 years  Years     Years
-----------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)

    Fixed interest rate  $264,245        $66     $1,624      $3,921     $33,179       $118,321   $107,134
    Adjustable interest   193,674     27,542     55,420       3,053      13,112         28,417     66,130
-----------------------------------------------------------------------------------------------------------
         Total           $457,919    $27,608    $57,044      $6,974     $46,291       $146,738   $173,264
===========================================================================================================
-----------------------------------------------------------------------------------------------------------

PURCHASE AND SALE OF LOANS. Management believes that purchases of loans and loan participations can be desirable and evaluates potential purchases as opportunities arise and the Bank's needs dictate. Such purchases can enable the Bank to take advantage of favorable lending opportunities, diversify its portfolio and limit origination expenses. For loan purchases, the Bank uses the same criteria for investment as if it had originated the loans using its own underwriting standards. At December 31, 1996 approximately $1.3 million of the Bank's residential loan portfolio and $3.6 million of the Bank's multi-family and non-residential real estate loan portfolios were serviced by other institutions.

When loans or loan participations are sold by the Bank, The Bank retains the responsibility for servicing the loans. The Bank receives a fee for servicing these loans. The amount of mortgage loans the Bank serviced for others amounted to approximately $192.6 million at December 31, 1996. The contractual right to service mortgage loans has an economic value that, in accordance with generally accepted accounting principles, was not fully recognized in the Bank's financial statements prior to 1995. The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 122, effective January 1, 1995, which requires an entity that sells or securitizes loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. The value reflects the future income stream of the servicing fees, the availability of the cash balances associated with escrow funds collected monthly for real estate taxes and insurance, and the ability of the servicer to cross-sell other products and services. The actual value of a servicing portfolio is dependent upon such factors as the age and maturity of the loans in the portfolio, the average dollar balance of the loans, the location of the collateral property, the average amount of escrow funds held, the interest rates and delinquency experience on the loans, the types of loans and other factors.

Table V shows total loan origination, purchase, sale and repayment for the periods indicated:




-----------------------------------------------------------------------------------------------

    Table V                                          Year Ended December 31,
                              ------------------------------------------------------------------
                                    1996         1995         1994         1993       1992
-----------------------------------------------------------------------------------------------
                                                          (In Thousands)
    Conventional mortgage loans:
      Loan originations (1):
     One-to-four family           $154,482     $ 85,892     $ 63,085     $123,132     $114,611
     Construction                   50,468       43,661       50,151       40,554       34,179
     Commercial and multi-family     7,508        5,182        2,519        7,439        6,788
     Land and development           41,001       43,250       30,693       16,429       19,627
-----------------------------------------------------------------------------------------------
          Total mortgage loan
                 originations      253,459      177,985      146,448      187,554      175,205
     Consumer loans                  4,003        4,528        4,970        2,790        3,451
     Commercial loans                3,212        4,348          770        1,324        1,369
-----------------------------------------------------------------------------------------------
          Total loan originations  260,674      186,861      152,188      191,668      180,025

Loans and participations
     Purchased                       2,250          700            0            0        1,047
     Sold                           54,692       43,374       21,677       59,321       64,942
Loan repayments & refinances       110,693       86,342       86,954      102,671       75,678
-----------------------------------------------------------------------------------------------
          Net loan activities     $ 97,539     $ 57,845     $ 43,557     $ 29,676     $ 40,452
================================================================================================
     (1) Loans originated include undisbursed portions of loans-in-process
-----------------------------------------------------------------------------------------------




CHANGES IN LENDING ACTIVITIES. Loan originations in 1996 reached an all-time high of $260.7 million, an increase of $73.8 million over 1995 originations of $186.9 million. Mortgage refinances were $63.3 million in 1996, $28.5 million in 1995 and $27.5 million in 1994. Loan originations (excluding mortgage refinancing) increased to $197.4 million in 1996 from $158.4 million in 1995 and from $124.7 million in 1994.

INCOME FROM LENDING ACTIVITIES. The Bank earns interest and fee income from its lending activities. The Bank earns income from fees for originating loans and for making commitments to originate loans and purchase loans and loan participations. Certain of these fees net of origination costs are amortized over the life of the respective loan. The Bank also receives loan fees related to existing loans, which include prepayment charges, late charges, assumption fees and servicing fees. Income from loan origination and commitment fees and discounts varies with the volume and type of loans and commitments made and purchased and with competitive and economic conditions.

NONPERFORMING LOANS

GENERAL. Late payment fees are assessed by the Bank if a payment is not received by the 15th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. If the loan is still delinquent after a second past due notice is mailed, a loan department employee will attempt to contact the customer to resolve any problem that might exist.

When an advanced stage of delinquency approaches (generally 90 days past due) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been entered into, the Bank will contact an attorney to request that the required 30-day prior notice of foreclosure proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. This procedure has historically aided in achieving a low level of nonperforming loans and, as of December 31, 1996 only $1,699,000 or 0.40% of the Bank's total loan portfolio was nonperforming. As of December 31, 1996 the Bank's level of nonperforming assets to total assets was 0.30%.

On December 31, 1996 the Bank held no real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. When the Bank has such real estate, it is classified as "real estate owned"
(REO) until it is sold. When property is so acquired, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value. For collateral-dependent loans, the fair value is determined by obtaining an appraisal from an independent fee appraiser. For loans which are not collateral dependent, the fair value is determined based on the present value of expected cash flows. Any reduction to record the property at its fair value is charged to expense. Generally, unless the property is 1-to-4 family and well collateralized, interest accrual ceases after 90 days of delinquency, but not later than the date of acquisition. Costs incurred to maintain REO property are charged to expense. The Bank has not had to foreclose on an acquisition and development loan in the last 5 years.

If a credit card account becomes 10 days delinquent, a notice is sent to the account holder demanding that the payment be made so that the card is current. Another notice is sent to the cardholder if the account becomes 20 days delinquent. If payment is not received within 30 days, authorization requests are denied, a message appears on the cardholder's account statement and a follow-up telephone call is made. These telephone collection efforts and statement messages continue until the account is deemed uncollectible, usually between 120 to 150 days delinquent at which time it is turned over to a collection agency for intensive collection efforts and legal action if appropriate.

Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. At December 31, 1996 there were approximately $1.1 million of such potential problem loans.

Table VI below sets forth information regarding delinquent loans. It is the Bank's policy that past-due conventional loans be reviewed monthly to determine whether any due but uncollected portion thereof should be classified as uncollectible.


--------------------------------------------------------------------------------------------------
    Table VI                                               Year Ended December 31,
                                               ---------------------------------------------------
                                                 1996     1995     1994     1993     1992
--------------------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
 NON-ACCRUING LOANS
   One-to-four family permanent                $  600      $   52      $ 53      $113      $ 27
   One-to-four family construction                  -           -         -         -         -
   Multi-family & commercial
      real estate                                   -           -         -         -         -
   Development & land                               -           -         -         -         -
   Commercial non-real estate                       -          70         -         -         -
   Consumer and other                               5          24        40         3         2
--------------------------------------------------------------------------------------------------
        Total                                     605         146        93       116        29

ACCRUING LOANS DELINQUENT 90 DAYS OR MORE:
   One-to-four family permanent                   682       1,906       684       149       255
   One-to-four family construction                412           -         -         -         -
   Multi-family & commercial
      real estate                                   -           -         -         -         -
   Development & land                               -           -         -         -         -
   Commercial non-real estate                       -           -        12         -         -
   Consumer and other                               -           -         -         1         -
--------------------------------------------------------------------------------------------------
        Total                                   1,094       1,906       696       150       255

Restructured loans                                  -           -         -         -         -
--------------------------------------------------------------------------------------------------
Total nonperforming loans                       1,699       2,052       789       266       284

IN SUBSTANCE FORECLOSURE                            -           -         -         -       149
--------------------------------------------------------------------------------------------------

TOTAL NONPERFORMING ASSETS                     $1,699      $2,052      $789      $266      $433
--------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES                      $1,423      $1,168      $948      $840      $717
================================================================================================
NONPERFORMING LOANS TO
    TOTAL LOANS-NET                              0.40%       0.61%     0.28%     0.11%     0.13%
NONPERFORMING ASSETS TO
    TOTAL ASSETS                                 0.30%       0.42%     0.19%     0.08%     0.15%
ALLOWANCE FOR LOAN LOSSES TO
     ENDING LOAN BALANCES                        0.33%       0.35%     0.34%     0.35%     0.33%
ALLOWANCE FOR LOAN LOSSES TO
     NONPERFORMING LOANS                        83.76%      56.91%     120.11%   315.80%   252.06%
--------------------------------------------------------------------------------------------------

       Interest income that would have been recorded under the original terms of all nonaccrual loans during each period and the interest income actually recognized for each period are summarized below:

                                                                         Years Ended December 31
                                                             -------------------------------------------------
                                                                  1996             1995            1994
                                                             -------------------------------------------------
                                                                              (In Thousands)

Interest income that would have been recorded                     $ 101            $ 49            $ 25
Interest income recognized                                            9              37               12
-------------------------------------------------------------------------------------------------------------

Interest income foregone                                          $ 92             $ 12            $ 13
=============================================================================================================


ALLOWANCE FOR LOAN LOSSES. The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions and other factors. If actual circumstances and losses differ substantially from management's assumptions and estimates, such allowance for loan losses may not be sufficient to absorb all future losses, and net earnings could be adversely affected. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known. In addition, the Bank maintains a portion of the allowance to cover potential losses inherent in the portfolio which have not been specifically identified.

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 1996, future adjustments to reserves may be necessary, and net income could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Northeastern Ohio real estate market could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

Substantially all the delinquent loans are well collateralized residential real estate loans. Accruing loans delinquent 90 days or more included seven residential mortgage loans and three residential construction loans totaling $1,094,000 at December 31, 1996. The appraised values of the residences securing these loans was deemed sufficient to cover the outstanding debt. The Bank's collection procedures generally begin within 30 days of delinquency and, combined with the Bank's underwriting standards, have minimized delinquencies in the loan portfolio.

Table VII presents the allocation of the allowances for loan losses by the Bank to the related outstanding loan balances at each of the dates indicated.


----------------------------------------------------------------------------------------------------------------------------
    Table VII                                                          December 31,
                             -----------------------------------------------------------------------------------------------
                                    1996                1995               1994              1993               1992
                             ------------------  ------------------   ---------------   ----------------  ------------------
                               Amount    %         Amount      %        Amount    %      Amount    %        Amount    %
----------------------------------------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)

Real estate loans           $1,264       85.62%  $1,000       85.62%  $818       86.29%  $744      88.57%  $656     91.49%
Consumer and commercial
   loans (non-mortgage)        159       14.38%     168       14.38%   130       13.71%    96      11.43%    53      7.39%
Non-allocated                  -            -       -            -     -            -     -           -       8      1.12%
----------------------------------------------------------------------------------------------------------------------------

Total                       $1,423      100.00%  $1,168      100.00%  $948      100.00%  $840     100.00%  $717    100.00%
============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------



Table VIII presents information concerning activity in the Bank's allowance for loan losses during the periods indicated.

-----------------------------------------------------------------------------------------
    Table VIII                                       Year Ended December 31,
                                     ----------------------------------------------------
                                        1996          1995       1994      1993     1992
                                                         (Dollars in Thousands)
-----------------------------------------------------------------------------------------
Allowance at beginning of period     $ 1,168       $   948       $840     $717     $ 570
Provision charged to expense             305           238         92       77       296

Charge-Offs:
   One-to-four family permanent            -             -          -        -        56
   One-to-four family construction         -             -          -        -         -
  Multi-family & commercial
     real estate                           -             -          -        -         -
  Development & land                       -             -          -        -        20
  Commercial non-real estate              10             -          -        -        61
  Consumer                                50            21         13        6        31
-----------------------------------------------------------------------------------------
     Total charge-offs                    60            21         13        6       168

Recoveries:
   One-to-four family permanent            -             -          -       28        17
   One-to-four family construction         -             -          -        -         -
  Multi-family & commercial
     real estate                           -             -          -        -         -
  Development & land                       -             -          -       20         -
  Commercial non-real estate               -             -         25        -         -
  Consumer                                10             3          4        4         2
-----------------------------------------------------------------------------------------
     Total recoveries                     10             3         29       52        19
-----------------------------------------------------------------------------------------
Net recoveries (charge-offs)             (50)          (18)        16       46      (149)
-----------------------------------------------------------------------------------------

Allowance at end of period           $ 1,423       $ 1,168       $948     $840     $ 717
=========================================================================================

Net charge-offs (-recoveries)
  during period to average loans
  outstanding during the period         0.01%         0.01%      -0.01%   -0.02%    0.07%
=========================================================================================

-----------------------------------------------------------------------------------------

CLASSIFIED ASSETS. The OTS regulations on classification of assets require savings associations to classify their own assets and to establish appropriate general and specific allowances for losses, subject to OTS review. These regulations are designed to encourage management to evaluate assets on a case-by-case basis and to discourage automatic classifications. Assets classified as substandard or doubtful must be evaluated by management to determine a reasonable general loss reserve which is included in total capital for purposes of the association's risk-based capital requirement, but which is not included in core capital or tangible capital or in capital under generally accepted accounting principles. Assets classified as loss must either be written off or reserved for by a specific allowance which is not included in capital for purposes of any of the regulatory capital requirements.

INVESTMENTS

Investment securities primarily satisfy the Bank's liquidity needs and provide a return on residual funds after lending activities. Investments may be in bonds and mortgage-backed securities, provided that they are all of qualified bank investment grade pursuant to the Bank's written investment policy. The Bank does not make any investments in securities which are rated less than investment grade by a nationally recognized statistical rating organization. A goal of the Bank's investment policy is to contain interest rate risk wherever possible.

All securities-related activity is reported to the Executive Committee of the Board. General changes in investment strategy are required to be reviewed and approved by the Board. The Bank's Chief Executive Officer and Chief Financial Officer are authorized to purchase and sell securities on behalf of the Bank in accordance with the Bank's stated investment policy.

Table IX sets forth the carrying value of the Bank's investment portfolio at the dates indicated and includes investments available for sale.


--------------------------------------------------------------------------------
    Table IX                                       Year Ended December 31,
                                           -------------------------------------
                                             1996          1995          1994
--------------------------------------------------------------------------------
                                                      (In Thousands)

Short-term investments
   Interest-earning deposits               $ 4,406        $11,935        $ 8,295
--------------------------------------------------------------------------------
Investment securities
Held-to-maturity
----------------
     Corporate bonds                        26,829         44,233         59,103
     U.S. government and
          agency obligations                19,301          1,200         14,723
     Other                                   1,554          3,921          1,889
--------------------------------------------------------------------------------
                                            47,684         49,354         75,715

Available for sale
------------------

     Corporate bonds                         5,113            999          3,985
     U.S. government and
          agency obligations                16,883         25,596              0
--------------------------------------------------------------------------------
                                            21,996         26,595          3,985
--------------------------------------------------------------------------------
          Total                            $74,086        $87,884        $87,995
================================================================================
--------------------------------------------------------------------------------


There were no investment securities in the Bank's portfolio which had an aggregate carrying value in excess of ten percent of the Bank's shareholders' equity as of December 31, 1996.

Table X sets forth the carrying value of the Bank's mortgage-backed securities portfolio at the dates indicated:

--------------------------------------------------------------------------------
    Table X                                        Year Ended December 31,
                                                   -----------------------
                                                    1996     1995     1994
--------------------------------------------------------------------------------
                                                      (In Thousands)
MORTGAGE-BACKED SECURITIES
Held to maturity
----------------

     Federal National Mortgage Corporation       $ 7,472     $ 6,652     $12,227
     Federal Home Loan Mortgage Corporation        7,593       7,913       9,817
     Government National Mortgage Corporation      6,109       7,194       3,271
     Other                                        11,362      15,497      11,959
--------------------------------------------------------------------------------
                                                  32,536      37,256      37,274
Available for sale
------------------

     Federal National Mortgage Corporation         5,236       7,136          -
     Federal Home Loan Mortgage Corporation       14,408       7,613          -
--------------------------------------------------------------------------------
                                                  19,644      14,749          -
--------------------------------------------------------------------------------
          Total                                  $52,180     $52,005     $37,274
================================================================================
--------------------------------------------------------------------------------


Table XI sets forth the amount of the Bank's mortgage-backed securities portfolio having fixed rates and the amount having adjustable rates at the dates indicated:


--------------------------------------------------------------------------------
    Table XI                                 December 31,
                          ------------------------------------------------------

                                  1996             1995              1994
                          ----------------  -----------------  ----------------
                           Amount     %      Amount       %      Amount       %
--------------------------------------------------------------------------------
                                            (Dollars in Thousands)

    Fixed interest rates $13,943      46%   $24,027       46%   $12,957       35%
    Adjustable rates      38,237      54%    27,978       54%    24,317       65%
--------------------------------------------------------------------------------

    Total                $52,180     100%   $52,005      100%   $37,274      100%
================================================================================

--------------------------------------------------------------------------------


The following table reflects the contractual maturities and repricing of the Bank's mortgage-backed securities and investment portfolios at the dates indicated. Expected maturities of the mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------------------------------------
    Table XII                                                                                     Weighted Average
                                                                                                  Remaining Term in
                                                                                                        months
                                                                                                  -----------------
                             Outstanding                                     2002-     2007 and       To       To
                               12/31/96    1997      1998-99  2000-2001      2006      Thereafter Repricing  Maturity
--------------------------------------------------------------------------------------------------------------------
                                                           (In Thousands)
Mortgage-backed securities     $52,180     $   -       $ 4,405     $  -       $ 2,984     $44,791       51      271
Interest earning deposits        4,406       4,406         -          -           -           -          1        1
Corporate bonds                 31,942      25,048       6,894        -           -           -          8        8
U.S. Government and agency         -
     obligations                36,184      20,198       6,700      6,270       3,016         -         18       18
Other                            1,554         816         305        433         -           -         23       23
--------------------------------------------------------------------------------------------------------------------
     Total                    $126,266     $50,466     $18,304     $6,703     $ 6,000     $44,791     $ 29     $119

====================================================================================================================

--------------------------------------------------------------------------------------------------------------------


SOURCES OF FUNDS

DEPOSIT ACCOUNTS. Savings deposits are a major source of the Bank's funds. the Bank offers a number of alternatives for depositors designed to attract both short-term and long-term savings, including regular and money market savings accounts, NOW accounts, and a variety of fixed-maturity, fixed-rate certificates with maturities ranging from seven days to 120 months. The Bank also provides travelers checks, cashier's checks, money orders, U.S. Savings Bonds, ATM services and IRA and Keogh accounts.

Table XIII shows the distribution of the Bank's deposits by type at the dates indicated, along with the amount of time deposits by interest rate category.


------------------------------------------------------------------------------------------------------------------------------

    Table XIII

                                                                             December 31,
                          -----------------------------------------------------------------------------------------------------
                            Weighted                        Weighted                          Weighted
                                            1996                             1995                             1994
     Type of account and   Average Cost    ------         Average Cost      ------         Average Cost      ------
         Interest rate         12/31/96   Amount       %      12/31/95    Amount       %        12/31/94   Amount       %
------------------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars in Thousands)

    Passbook accounts            2.90%   $46,034     9.33%       2.88%    $47,423    10.96%        2.52%   $30,347     8.36%
    NOW acounts                  2.02%    29,661     6.01%       2.02%     26,025     6.02%        2.27%    23,196     6.39%
    Commercial accounts          0.00%    11,535     2.34%       0.00%     11,728     2.71%        0.00%    10,159     2.80%
    Money market accounts        2.53%    17,882     3.62%       2.53%     23,014     5.32%        2.53%    37,134    10.23%
------------------------------------------------------------------------------------------------------------------------------
         Subtotal                2.27%   105,112    21.30%       2.29%    108,190    25.01%        2.21%   100,836    27.78%

    CERTIFICATES OF DEPOSIT
      4.50% and less             2.54%     1,849     0.37%       3.03%      4,454     1.03%        3.79%    42,796    11.79%
      4.51% to 5.50%             5.34%   116,857    23.68%       5.27%     77,802    17.99%        5.24%   114,659    31.58%
      5.51% to 6.50%             6.03%   187,013    37.90%       6.03%    120,175    27.78%        6.20%    48,555    13.37%
      6.51% to 7.50%             7.32%    73,823    14.96%       7.22%    108,282    25.03%        7.16%    36,259     9.99%
      7.51% and greater          8.85%     8,817     1.79%       9.01%     13,660     3.16%        9.01%    19,945     5.49%
------------------------------------------------------------------------------------------------------------------------------
         Subtotal                6.11%   388,359    78.70%       6.33%    324,373    74.99%        5.73%   262,214    72.22%
------------------------------------------------------------------------------------------------------------------------------
              Total              5.29%  $493,471   100.00%       5.32%   $432,563   100.00%        4.76%  $363,050   100.00%
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------



The following table presents, by various interest rate categories, certain information concerning maturities of the Bank's certificates of deposit as of December 31, 1996.



------------------------------------------------------------------------------------
    Table XIV                                  Maturing in:
                         Balances at            One to two Two to three After three
                          12/31/96   One Year     years       years        years
------------------------------------------------------------------------------------
                                                    (In Thousands)

CERTIFICATES OF DEPOSIT

4.50% and less         $  1,849     $  1,849     $     0     $     0     $     0
4.51% to 5.50%          116,857      109,947       5,093         636       1,181
5.51% to 6.50%          187,013      139,801      22,917       6,337      17,958
6.51% to 7.50%           73,823       18,994       5,442      16,169      33,218
7.51% and higher          8,817        1,324         882       4,310       2,301
------------------------------------------------------------------------------------
   Total               $388,359     $271,915     $34,334     $27,452     $54,658
====================================================================================
------------------------------------------------------------------------------------


The following table sets forth the amount of the Bank's certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 1996.

Maturity Period
---------------
(In Thousands)

Three months or less                 $      16,756
Over three through six months               14,866
Over six through twelve months              25,149
Over twelve months                          21,841
-------------------------------------------------------------------------------
  Total                              $      78,612
===============================================================================

CHECKING ACCOUNT SERVICES. The Bank offers commercial and NOW accounts and interest-bearing money market accounts in order to attract funds. At December 31, 1996, the Bank's commercial checking accounts totaled $11.5 million; NOW accounts totaled $29.7 million and money market accounts totaled $17.9 million.

BORROWINGS. Deposits, payments of loan principal and interest, and proceeds from the sale of loans are the primary source of funds for a thrift's lending activities and other general business purposes. The Bank can also obtain funds through loans (advances) from the FHLB of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. See "REGULATION - Federal Regulation - Federal Home Loan Banks." At December 31, 1996, the Bank had $25.2 million in advances outstanding from FHLB of Cincinnati. The Bank has no arrangements to borrow funds from commercial banks nor does the Bank solicit brokered deposits.

COMPETITION

The principal competitors of the Bank within its market area are other thrifts and commercial banks. In recent years, however, competition has also come from mortgage banking companies, insurance companies, securities firms and other non-FDIC-insured financial institutions. The Bank faces competition from the significant market influence of one large local thrift that offers long-term, fixed-rate residential mortgage loans. Additionally, consolidation of the financial institutions industry in the Midwest in recent years has increased the level of competition. In addition, disparities with respect to the deposit assessments for banks and savings associations may have an adverse effect upon the Bank. See "Federal Regulation-Deposit Insurance Assessments."

The Bank competes against larger institutions for deposits principally by offering a variety of banking services, attractive rates and strategically located banking facilities. The Bank has strong ties with the local community, particularly with residential builders and developers, and seeks to provide high quality personal banking services to professionals, small businesses, and individuals, emphasizing quick and flexible responses to consumer preferences and market demands.

According to the SNL Branch Migration Data Source, as of June 30, 1996 (the most recent date for which data is available), the Bank's market share of deposits (including commercial banks, thrifts and credit unions) in the various cities where the Bank maintains offices was as follows:



CITY                                              MARKET SHARE                    MARKET POSITION
----                                              ------------                    ---------------

Cuyahoga County
---------------
Berea                                                 9.66%                             6 out of 7
Brecksville                                          10.48                              4 out of 7
Broadview Heights                                    20.24                              2 out of 4
North Royalton                                       15.93                              4 our of 8
Parma Heights                                        16.82                              3 out of 7
Strongsville                                         23.38                              1 out of 14
Westlake                                              8.56                              3 out of 16

Lorain County
-------------
Avon (opened March 1996)                             10.99                              4 out of 5
Columbia Station                                     27.78                              2 out of 2
North Ridgeville                                     13.02                              4 out of 8
Wellington                                           49.85                              1 out of 3

Medina County
-------------
Brunswick (opened May 1996)                           0.81                              9 out of 9
Hinckley                                             46.70                              1 out of 3
Medina Township                                       4.61                              9 out of 15


PERSONNEL

As of December 31, 1996 the Bank employed 135 full time-equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and management considers its relations with employees to be satisfactory.

INCENTIVE COMPENSATION

For each of the 1996 and 1995 fiscal years, the Board established an incentive program for mortgage loan officers. The incentive lending program provided financial remuneration to loan officers for generating mortgage and other loan originations. The Board also established an incentive program for 1997 which includes Office managers as well as mortgage loan officers. Mr. Perciak does not participate in the incentive programs above.

COMPENSATION PURSUANT TO PLAN

INSURANCE PLANS. The Bank's full-time officers and employees are provided with hospitalization, major medical, medical, prescription, long-term disability, and term life insurance under group plans which are available generally and on the same basis to all full-time employees with the majority of the contribution paid by the Bank. Additionally, full-time officers and employees are provided with major dental benefits through a group plan sponsored by the Bank, with officers and employees paying for most of the cost of such coverage.

PROFIT-SHARING PLAN. The Bank has a trusteed profit-sharing retirement plan (the "Profit-Sharing Plan") covering substantially all salaried employees. Under the terms of the Profit-Sharing Plan, the Bank's annual contribution is discretionary and the Bank may terminate the Profit-Sharing Plan at any time.

The Profit-Sharing Plan is a tax-qualified employee benefit plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The purpose of the Profit-Sharing Plan is to provide a qualified retirement program for eligible employees of the Bank. A fund has been created as part of the Profit-Sharing Plan to receive contributions made to the Profit-Sharing plan by the Bank and the plan's participants, and to invest and disburse the fund's assets for the benefit of the plan's participants and beneficiaries.

Employees of the Bank are eligible to participate in the Profit Sharing Plan on the first day of January following the employees completion of one year of service for the Bank. Bank contributions are allocated to each participant in accordance to his or her compensation as a percentage of the compensation of all participants. Employees are vested over a six-year period with respect to employer contributions, with 20% of the account balance becoming vested each year after two years. Employees are always 100% vested in their own contributions made to the Profit-Sharing Plan. Other than rollover from other qualified plans, ordinarily there are no employee contributions to the Profit-Sharing Plan. Participants or their beneficiaries receive a distribution of benefits from their Profit-Sharing Plan accounts upon reaching early or normal retirement age, death or disability.

The administrators of the Profit-Sharing Plan are Messrs. Perciak and Ziegler. They direct the investment objectives of the Profit-Sharing Plan. A Cleveland-based commercial bank, the Custodian of the Profit-Sharing Plan, is responsible for holding the assets comprising the fund. Participants accrue benefits only to the extent of the fund's assets.

401(K) PLAN. In January 1990, the Bank adopted a qualified, tax-exempt profit-sharing plan with a cash or deferred feature qualifying under Section 401(k) of the Code (the "401(k) Plan"). All employees age 20 1/2 or older are eligible to participate at the next plan entrance date provided they have completed six months of service. Participants are permitted to make salary reduction contributions to the 401(k) Plan in amounts equal to up to 15% of their salary. The participant's salary reduction contribution is matched by Bank contributions in an amount equal to 60% of the participant's contributions up to specified limits. If the employee contributes more than 5 % of his salary, the Bank will make no matching contributions on the amount over 5%.

Employees direct the investment options of their salary reduction contributions to their accounts. Prior to January 1, 1995, employees also directed the investment options of the Bank's matching contributions to their accounts. During 1996 the Bank's matching contribution was invested in the common stock of the Company. During 1997 the plan will offer Company stock as an investment option for the employee salary reduction contributions and for employer matching contributions. Salary reduction contributions by employees and the earnings thereon are fully vested immediately. The Bank's employer contributions and earnings thereon under the 401(k) Plan are vested over a six-year period, with 20% of the account balance becoming vested each year after two years of service.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN. Effective January 1, 1995, the Bank adopted a nonqualified, unfunded Supplemental Executive Retirement Plan (SERP) that provides certain officers, classified as Vice President or above, retirement benefits. The SERP provides for payments in the event of retirement, disability, death or a change in control of the Bank. The plan was designed to build and retain a competent management team. Under the plan, each executive has been given retirement benefits intended to provide reasonable assurance that such executive will remain with the Bank. If the executive's employment is terminated for cause or the executive voluntarily resigns other than as a constructive termination (other than for "good reason") following a change in control, the Bank is released from all payment obligations to such executive.

SUBSIDIARY

The Bank has one subsidiary, Dennis Financial Corporation, formed in 1970 as a wholly owned subsidiary of the Bank. The subsidiary is inactive. At March 7, 1997, the Bank had a book investment in the subsidiary of $6,000 (comprised of its equity investment in stock and retained earnings of the subsidiary). The Bank does not anticipate continuing the subsidiary's activities in the future.

                                   REGULATION

         SET FORTH BELOW IS A BRIEF SUMMARY OF CERTAIN STATUTES AND REGULATIONS AFFECTING EMERALD AND STRONGSVILLE SAVINGS. THE FOLLOWING SUMMARY, LIKE THE DISCUSSION OF STATUTES AND REGULATIONS CONTAINED ELSEWHERE HEREIN, DOES NOT PURPORT TO BE COMPLETE AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO APPLICABLE STATUTES AND REGULATIONS.

Emerald is a thrift holding company and, as such, is subject to regulation by the OTS. The Bank is an Ohio chartered savings and loan association and is a member of the Federal Home Loan Bank System. The Banks deposits are insured by the FDIC through the Savings Association Insurance Fund (SAIF). The lending activities of Strongsville Savings must comply with various state and federal regulatory requirements. The OTS, the Ohio Division of Financial Institutions and the FDIC periodically examine the Bank for compliance with various regulatory requirements. The Bank must file reports with the OTS describing its activities and financial condition. This supervision and regulation is intended principally for the protection of depositors.

Savings and Loan Holding Companies. Savings and loan holding companies are required by the Home Owners' Loan Act ("HOLA") to register with the OTS. Savings and loan holding companies that own one and only one savings institution are commonly referred to as "unitary savings and loan holding companies." In marked contrast to other forms of savings and loan holding companies and bank holding companies, there are generally no restrictions under HOLA on the activities of a unitary savings and loan holding company. Emerald is considered a unitary savings and loan holding company.

Nevertheless, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by any savings and loan holding company (including a unitary savings and loan holding company) of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, Section 10(p) of HOLA authorizes the Director to impose restrictions such as (i) limiting payment of dividends by the savings institution; (ii) limiting transactions between the savings institution and its affiliates; and (iii) limiting any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution.

If Emerald were to acquire control of another savings institution (other than through merger or other business combination with Strongsville Savings), Emerald would become a multiple savings and loan holding company, losing its status as a unitary institution and becoming subject to activities restrictions as a result. In very general terms, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution may commence or continue any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) activities authorized by the Board of Governors of the Federal Reserve System as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Activities described in clause (vii) also must be approved in advance by the Director of the OTS.

Moreover, if the savings institution subsidiary of a unitary holding company fails to satisfy the qualified thrift lender test discussed hereinafter, then the unitary holding company becomes subject to the activities restrictions applicable under HOLA to multiple savings and loan holding companies. Unless the savings institution requalifies under the qualified thrift lender test within one year, the holding company must register as a bank holding company. The activities restrictions applicable to bank holding companies under the Bank Holding Company Act of 1956 are generally more confining than the activities restrictions applicable under HOLA to multiple savings and loan holding companies.

Lastly, Congress is considering legislation that would limit unitary savings and loan holding companies to the same activities as other financial institution holding companies and permit certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. Emerald cannot predict whether or in what form these legislative initiatives will become law. See "- Recent Legislative Developments."

Qualified Thrift Lender. All savings institutions are required to satisfy a qualified thrift lender test ("QTL Test") set forth in Section 10(m) of HOLA and regulations of the OTS in order to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in HOLA and in OTS implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution become restricted to those of a national bank; (iii) the institution becomes ineligible to obtain any new advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution becomes subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceased to be a qualified thrift lender, the institution must cease any activity and dispose of any investment not permissible for a national bank and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

Under the QTL test that existed prior to amendment of HOLA Section 10(m) on September 30, 1996 and that continues to be effective, 65% of an institution's portfolio assets must consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. This QTL Test remains effective after September 30, 1996, but it is no longer the exclusive QTL Test. Assets that qualify without limit for inclusion as part of the 65% requirement include loans made to purchase, refinance, construct, improve or repair residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); shares of stock in a Federal Home Loan Bank; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Other assets also qualify for purposes of the QTL Test, subject to limitations. At December 31, 1996, the qualified thrift investments of Strongsville Savings were approximately 88.19% of its portfolio assets.

With the enactment on September 30, 1996 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Regulatory Paperwork Reduction Act"), including the Deposit Insurance Funds Act of 1996 set forth in Subtitle G thereof (the "Deposit Insurance Funds Act"), Congress created an alternative QTL Test, pursuant to which a savings association may also be treated as a qualified thrift lender if the association qualifies as a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). That is, at least 60% of the institution's assets (on a tax basis) must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations).

Related to the QTL Test is a requirement that a thrift institution may not invest more than a certain percentage of its assets in such things as commercial, corporate, business, agricultural, education and consumer loans. The Regulatory Paperwork Reduction Act increased thrift institutions' authority to invest in loans of these types.

Transactions with Insiders and Affiliates. Transactions between a savings institution and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity that controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as Emerald) and any companies that are controlled by the parent holding company are affiliates of the savings institution. In general, Sections 23A and 23B (i) limit the extent to which a savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, with an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate engaging only in those activities that are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates that are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act impose restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or to a holder of more than 10% of a savings institution's stock, as well as loans to certain affiliated interests, may not (together with all other outstanding loans to such person and affiliated interests) exceed the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, Strongsville Savings was in compliance with these restrictions.

Restrictions on Acquisitions. Without prior approval of the Director of the OTS, savings and loan holding companies generally are prohibited from acquiring (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof that is not a subsidiary. Without the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may approve an acquisition resulting in the formation of a multiple savings and loan holding company controlling savings institutions in more than one state if and only if (i) the multiple savings and loan holding company involved controls a savings institution that operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Capital Requirements.   Regulatory capital standards for savings institutions
consist of three components: a core capital requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required to be no less stringent than the corresponding requirements applicable to national banks.

All savings institutions must have core capital of at least 3.00% of adjusted total assets. The Bank's core capital equals shareholders' equity adjusted for net unrealized gains and losses on securities available for sale less goodwill. Strongsville Saving's core capital ratio was 7.49% at December 31, 1996.

Savings institutions have a statutory requirement to maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, the Bank's tangible capital is equal to its core capital. At December 31, 1996, Strongsville Savings' tangible capital ratio was 7.49%.

The risk-based capital standard adopted by the OTS currently requires savings institutions to maintain a minimum ratio of total capital (core capital plus supplementary capital) to risk-weighted assets of 8.00%. At the end of 1996, the Bank's supplementary capital consisted of general valuation allowances. Supplementary capital may be used to satisfy the risk-based requirement only up to an amount equal to core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks which OTS deems inherent in the type of assets. Strongsville Savings' risk-based capital ratio was 12.93% at December 31, 1996.

In August 1995, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates.

Under the policy statement, the OTS will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

In addition, the federal banking agencies recently adopted a revision to their uniform financial institution rating system ("UFIRS") for the purpose of incorporating a risk sensitivity component. UFIRS is a supervisory rating system used by the OTS and other banking agencies to evaluate the soundness of depository institutions on a uniform basis. The federal banking agencies have implemented UFIRS through a so-called "CAMEL" rating system, which is applied in connection with routine bank and thrift examinations. CAMEL is an acronym that stands for Capital Adequacy, Asset Quality, Management, Earnings and Liquidity. Routine bank and thrift examinations are undertaken in order to analyze each of these factors for each institution examined, and the institution is assigned component scores for each factor and an aggregate score, or rating, based on analysis of all of such factors. Effective February 26, 1997, the OTS and other federal banking agencies have added a sixth component, Sensitivity to Market Risk. Accordingly, future examinations of all depository institutions will take account of Sensitivity to Market Risk, meaning principally assessment of market risks to which each institution is subject and management's ability to manage market risks. For many thrift institutions, market risk is represented almost exclusively by interest rate risk, but for larger institutions with complex operations, such as foreign exchange, commodities and trading operations, market risk can encompass other types of risk as well.

A savings institution that is not in capital compliance is subject automatically to the following: (i) new directors and senior executive officers and employment contracts for senior executive officers must be approved by the OTS in advance;
(ii) the savings institution may not accept or renew any brokered deposits;
(iii) the savings institution is subject to higher OTS assessments as a capital-deficient institution; and (iv) the savings institution may not make any capital distributions without prior written approval.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Enforcement actions could include a capital directive, a cease-and-desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

See Note 12 of the "Notes to Consolidated Financial Statements" for a discussion of the Bank's capital calculation and its compliance with various minimum regulatory capital requirements at December 31, 1996.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") added to the FDIA a new Section 38, providing that each federal banking agency must implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992.

Under the prompt corrective action regulations, an institution is deemed to be
(i) "well capitalized" if it has total risk-based capital of 10% or more, has a Tier 1 risk-based capital ratio of 6% or more, has a Tier 1 leverage capital ratio of 5% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8% or more, a Tier 1 risk-based capital ratio of 4% or more and a Tier 1 leverage capital ratio of 4% or more (3% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a Tier 1 leverage capital ratio that is less than 4% (3% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a Tier 1 leverage capital ratio that is less than 3%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if such institution were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

Within 45 days after an institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized, the institution must file with the appropriate federal banking agency a written capital restoration plan meeting regulatory requirements. The federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan.

An institution that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the institution. The guarantee would be limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. The guarantee would expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan in a timely fashion, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, would become subject to the restrictions in Section 38 of the FDIA that are applicable to significantly undercapitalized institutions.

Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan,
(iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund. Discretionary supervisory actions include requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and other supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

At December 31, 1996, Strongsville Savings' Tier 1 risk-based capital ratio was 12.51% and, as previously discussed, its risk-based and core capital ratios were 12.93% and 7.49%, respectively. As a result, Strongsville Savings was deemed to be a "well capitalized" institution for purposes of the above regulations at the end of 1996 and as such was not subject to the foregoing restrictions.

Capital Distributions Regulation. The OTS regulation on capital distributions imposes limits on all capital distributions by savings institutions. Since this regulation applies to the Bank, it will affect the Bank's ability to pay dividends to its parent, Emerald, which in turn pays dividends to its shareholders. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. An institution that has regulatory capital which is at least equal to its fully phased-in capital requirement, and has not been notified that is "is in need of more than normal supervision," is a Tier 1 institution. Strongsville Savings was a Tier 1 institution at the end of 1996. A Tier 1 institution is permitted to make capital distributions during a calendar year up to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. In December 1994, the OTS proposed revisions to its capital distribution regulations to conform with the capital adequacy classification adopted under FDICIA. Under the proposal, savings associations generally would be authorized to make capital distributions so long as they are not deemed in troubled condition and would remain classified as at least adequately capitalized following a proposed distribution. Savings associations held by savings and loan holding companies would still be required to submit prior written notification to the OTS.

Deposit Insurance. The Bank's deposits are insured up to $100,000 by the FDIC through the SAIF and backed by the full faith and credit of the United States Government. The Bank is charged an annual premium for this insurance. The rate assessed is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time.

The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, during the first three quarters of 1996, SAIF assessments ranged from 0.23% to 0.31% of insured deposits of an institution and BIF assessments ranged from 0.00% to 0.27%, based on the risk the institution poses to its deposit insurance fund. On September 30, 1996, the President signed into law an omnibus appropriations act for fiscal year 1997 that included, among other things, the recapitalization of the SAIF in a section entitled the Deposit Insurance Funds Act of 1996. The Act included a provision whereby all insured depository institutions were charged a one-time special assessment based upon their SAIF assessable deposits as of March 31, 1995. The Bank recorded a pre-tax charge of $2,481,000, which represented 65.7 basis points of the March 31, 1995 assessable deposits. Deposit insuance rate for the Bank are expected to drop to 6.48 basis points of assessable deposits in 1997 from 23 basis points in most of 1996.

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, would continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of Strongsville Savings.

Classification of Assets. Federal regulations require savings institutions to review their assets on a regular basis and to classify them as "substandard," "doubtful" or "loss," if warranted. General valuation allowances for loan losses are required to be established, as needed, for assets classified as substandard or doubtful. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as a loss or charge off such amount. The institution's OTS Regional Director has the authority to approve, disapprove or modify any asset classification, or the amounts established as allowances for loan losses. Management believes that following these procedures results in a level of valuation allowances that is consistent with generally accepted accounting principles.

Loans to One Borrower and Aggregate Loan Limits. The aggregate amount of loans which a savings association can make to one borrower is limited to an amount equal to 15% of the thrift's unimpaired capital and unimpaired surplus. Because unimpaired capital and surplus is generally synonymous with tangible capital, loan limits are hereafter referred to in terms of tangible capital. A savings association may loan to one borrower an additional amount not to exceed 10% of the association's tangible capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate-secured loans are not considered "readily marketable collateral."

Savings associations are also authorized to make loans to one borrower, by order of the Director of the OTS, in an amount not to exceed the lesser of $30 million or 30% of tangible capital to develop residential housing, provided (i) the purchase price of each single-family dwelling in the development does not exceed $500,000, (ii) the savings association is in compliance with the fully phased-in capital standards of FIRREA, (iii) the loans comply with applicable loan-to-value requirements and (iv) the aggregate amount of loans made under this authority does not exceed 150% of tangible capital. The Bank applied for permission to use the lending authority described above to service the loan demands of its largest residential builders and on January 2, 1990, became the first thrift in the nation to receive the approval of the Director of the OTS. Pursuant to subsequent applications, the Bank has since annually received permission from the OTS to use the aforementioned lending authority. For a discussion of the Bank's usage of this special lending authority and the revised loans-to-one-borrower regulations of the OTS described below, see " - Lending Activities - Construction and Development Lending."

Consumer Laws, Fair Lending and Community Reinvestment Act. Federally chartered savings associations are subject to regulatory oversight by the OTS under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. The OTS has recently revised regulations governing community reinvestment to evaluate actual lending and investment within an association's designated service area, with particular emphasis on low-to-moderate income areas and borrowers. These new regulations also evaluate an association's service to low and moderate-income areas in terms of branch locations. The Bank does not anticipate a significant impact on its operations as a result of these revised regulations.

Federal Home Loan Bank System. The Federal Home Loan Banks, currently twelve in number, are under the regulatory oversight of the Federal Housing Financing Board. Each Federal Home Loan Bank ("FHLB") provides credit to members in the form of advances. Strongsville Savings is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount at least equal to 1% of the aggregate outstanding principal amount of Strongsville Savings's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Strongsville Savings is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $2.8 million at December 31, 1996.

Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. Long-term advances by a FHLB may be made solely for the purpose of providing funds for residential housing finance.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts). The reserve requirement for transaction accounts is 3% of transaction accounts up to $49.3 million, and $1,479,000 plus 10% of transaction accounts in excess of $49.3 million. Because required reserves are generally maintained in the form of vault cash or in a noninterest-bearing account (or a pass-through account) at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Recent Legislative Developments. With enactment in late 1994 of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Branching Act"), Strongsville Savings may face additional competition from financial institutions headquartered outside of the State of Ohio. When it becomes fully effective on June 1, 1997, the Interstate Branching Act will allow banks and their holding companies headquartered outside of Ohio to enter Strongsville Savings' market through acquisition, merger or de novo branching.

On September 30, 1996, President Clinton signed into law the Regulatory Paperwork Reduction Act, including the Deposit Insurance Funds Act in Subtitle G thereof. This legislation eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio, principally through a one-time special assessment at the end of 1996. The new legislation also provides for the merger of the BIF and the SAIF effective January

1, 1999, with merger of the separate deposit insurance funds being contingent on prior elimination of the thrift charter.

State Regulation. As an Ohio-chartered savings institution, Strongsville Savings is subject to regulation and supervision by the Ohio Division of Financial Institutions (the "Division") as well. Strongsville Savings is subject to examination at least once within every 18-month period by the Division. The lending and investment authority of Strongsville Savings is prescribed by Ohio laws and regulations, as well as applicable federal laws and regulations, and Strongsville Savings is prohibited from engaging in any activities not permitted by such laws and regulations.

Strongsville Savings is required by Ohio law and regulations to comply with certain reserve and net worth requirements. Currently, Ohio-chartered savings institutions are required to establish and maintain a reserve for the absorption of bad debts and other losses in an amount at least equal to 3% of the institutions's savings account balance. For purposes of complying with this reserve requirement, such savings institutions are able to include the amount of any permanent stock issued and outstanding, contributed surplus, undivided profits, specific loss or valuation reserves and any other nonwithdrawable accounts. In addition, Ohio-chartered savings institutions that are rated a "composite one" (the highest rating under the UFIRS system, discussed above) are required to establish and maintain a ratio of net worth to total assets of not less than 3%. All other Ohio-chartered savings institutions are required to have a ratio of net worth to total assets of not less than 4%. Net worth consists of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), minority interests in the equity capital accounts of consolidated subsidiaries and subordinated debentures (in varying amounts and percentages). At December 31, 1996, Strongsville Savings was in compliance with applicable reserve and net worth requirements.

In addition, Ohio law restricts the ability of Ohio-chartered savings institutions to invest in, among other things, (i) commercial real estate loans (including commercial construction real estate loans) up to 20% of total assets;
(ii) land acquisition and development loans up to 2% of total assets; (iii) consumer loans, commercial paper and corporate debt securities up to 20% of total assets; (iv) commercial business loans up to 10% of total assets; and (v) capital stock, obligations and other securities of service corporations up to 15% of total assets. Ohio law also sets forth the maximum loan-to-value ratios with respect to various types of loans.

The investment authority of Ohio-chartered savings institutions is broader in many respects than that of federally chartered savings institutions. However, since the enactment of FIRREA, state-chartered savings institutions, such as Strongsville Savings, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1996, Strongsville Savings had no investments subject to the foregoing prohibition.

Furthermore, a state-chartered savings institution may not engage as principal in any activity not permitted for federal institutions unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the capital standards prescribed under FIRREA. When certain activities are permissible for a federal institution, the state institution may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets its capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1996, Strongsville Savings had no investments that were affected by the foregoing limitations.

Under Ohio law, an out-of-state savings institution or holding company may charter or otherwise acquire an Ohio-chartered savings institution or holding company if the Division determines that the laws of such other state permit an Ohio-chartered savings institution or holding company to charter or otherwise acquire an in-state savings institution or holding company on terms that are, on the whole, substantially no more restrictive than Ohio law. Any such acquisition would require the out-of-state entity to apply to the Division and receive Division approval.

FEDERAL AND STATE TAXATION

Federal Taxation. Strongsville Savings is subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), which subject corporations to an income tax generally calculated at 34% of taxable income. The Bank and its subsidiary file a consolidated federal income tax return.

The Bank's tax bad-debt deduction prior to 1996 was determined under Section 593 of the Internal Revenue Code, and was the greater of the amounts using the percentage-of-taxable income accounting method or the specific charge-off accounting method. During 1996, legislation was passed that repealed Section 593 of the Internal Revenue Code, thereby eliminating the percentage-of-taxable income accounting method after 1995. The excess reserves between 1988 and 1995 are required to be recaptured into taxable income over a six year period beginning in 1996. This recapture may be delayed for a one or two year period subject to meeting certain residential loan requirements. Management estimates that recapture of this amount will begin in 1998 because they expect to meet the residential loan tests required for deferral. The amounts to be recaptured have been accrued for under SFAS No. 109, Accounting for Income Taxes. The recapture amount of $3.3 million will result in tax payments of approximately $1.1 million. The pre-1988 reserve provisions are subject only to recapture requirements in the case of certain excess distributions to, and redemptions of shareholders or if the Bank no longer qualifies as a "bank." Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $2.4 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

Audits of tax returns have been completed by the Internal Revenue Service with respect to tax returns through 1993 for the Bank.

See Note 1 and Note 8 of the "Notes to Consolidated Financial Statements" for further information concerning the financial statement reporting of federal income taxes of the Bank.

State Taxation. Strongsville Savings is subject to the Ohio franchise tax on financial institutions of 1.5% of its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempt assets.

ITEM 2.  PROPERTIES
-------------------

The Bank owns its headquarters building in Strongsville, Ohio. The following table indicates the location of each branch office, whether the same is owned or leased and, if leased, the expiration date of the lease.

                                                                              Lease
         Location                           Owned/Leased               Expiration Date
         --------                           ------------               ---------------

         Strongsville Main Office               Owned
         14092 Pearl Road
         Strongsville,  Ohio  44136

         Branches

         Hinckley Office                        Owned
         1585 Center Road
         Hinckley,  Ohio  44233

         Berea Plaza Office                     Leased                          2000
         404 West Bagley Road
         Berea,  Ohio  44017

         Avon Office                            Leased                          2005
         36839 Detroit Road
         Avon,  Ohio  44011

         Medina Township Office                 Leased                          2004
         3455 Medina Road
         Medina Township,  Ohio  44256

         North Royalton Office                  Leased                          1999
         13901 Ridge Road
         North Royalton,  Ohio  44133

         Wellington Office                      Owned
         161 East Herrick Avenue
         Wellington,  Ohio  44090

         Southland Office                       Owned
         6809 West 130th Street
         Parma Heights,  Ohio  44130

         Westlake Office                        Owned
         25151 Detroit Avenue
         Westlake,  Ohio  44145

         North Ridgeville Office                Leased                          2004
         32800 Center Ridge Road
         North Ridgeville,  Ohio  44039



         Brecksville Office                     Leased                          2010
         8801 Brecksville Road
         Brecksville,  Ohio  44141

         Broadview Heights Office               Leased                          2005
         7976 Broadview Road
         Broadview Heights,  Ohio  44147

         Brunswick Office                       Leased                          2006
         1136 Pearl Road
         Brunswick,  Ohio  44212

         Columbia Station                       Owned
         26700 Royalton Road
         Columbia Station,  Ohio  44020

The Bank owns and operates eleven ATMs at various Community Financial Centers and is a member of the following ATM networks: MAC (formerly Green Machine in Ohio), Money Station and Plus System, all of which are ATM networks with members nationwide.

At December 31, 1996, the net book value of the Bank's investment in premises and equipment totaled $3.9 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Bank and its subsidiary are involved as plaintiff or defendant in various legal proceedings incident to their business. In the opinion of management, these proceedings are not, either individually or in the aggregate, material to the Bank and its subsidiary.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At a Special Meeting of Shareholders held on November 19, 1996, the holders of the Company's Common Stock approved a proposal to adopt a holding company structure for The Strongsville Savings Bank. Under this proposal, Strongsville Savings would become a wholly owned subsidiary of a new holding company, Emerald Financial Corp., formed for this purpose.

According to the certified list of shareholders which was presented at the Special Meeting, there were 2,530,800 votes entitled to be cast at the Special Meeting, of which 1,936,125.25 were represented at the Special Meeting in person or by proxy. At the Special Meeting, 1,851,707.524 shares of Common Stock were voted in favor of, 14,136.157 shares were voted against, 39,753.569 shares abstained from voting, and 30,528.000 shares were not voted on, such proposal. No other matters were acted upon at the Special Meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

The information contained under the caption "Market Information" in the Company's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report"), page 2, is incorporated herein by reference, together with Note 1 of the Notes to Consolidated Financial Statements in the Annual Report. For additional information concerning restrictions on the payment of dividends see "Item 1. Business - Regulation - Capital Distribution Regulation."

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The information under the caption "Selected Financial Information" in the Annual Report, page 6, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The information under the caption "Management's Discussion and Analysis" in the Annual Report, pages 7 through 18, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The consolidated financial statements of the Bank that are contained in the Annual Report, which statements are listed under Item 14 hereof, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information concerning executive officers of the Bank who are not also directors is contained in "Item 1. Business Other - Executive Officers of the Company Who Are Not Directors." The information concerning directors of the Company, including certain executive officers, contained under the caption "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders, which will be filed not later than 120 days after the close of the Bank's 1996 fiscal year (the "Proxy Statement"), is incorporated herein by reference.

Presented below is certain information regarding the executive officers of the Company who are not directors.


         Cynthia W. Gannon (age 39), Vice President and Treasurer - Ms. Gannon was elected Vice President in April 1994 and has served as the Bank's Treasurer since January 30, 1992. She served as the Bank's Controller from 1988 through January 1992 and is a certified public accountant.

         Paula M. Dewey (age 52), Vice President - Ms. Dewey has been employed by the Bank since 1978 and has been Secretary for the Bank since January 1991. She was elected Vice President responsible for construction lending in January 1992; she has been in charge of construction lending since 1987 and served as Assistant Vice President from 1987 until January 1992. Since January 1992 Mrs. Dewey has also served as Secretary of Dennis Financial Corporation.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information contained under the caption "Proposal I - Election of Directors
- Executive Compensation" in the Proxy Statement is incorporated herein by reference. Under no circumstance shall any item of this Part III of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996 be deemed to incorporate by reference the information in the Proxy Statement under the caption "Proposal I - Election of Directors Compensation Committee Report" or "Proposal I - Election of Directors - Performance Graph," anything to the contrary herein notwithstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

Information required by this item is incorporated herein by reference to the caption "Proposal I - Election of Directors" and "Voting Securities and Principal Holders Thereof" in the Proxy Statement. Management knows of no arrangement which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this item is incorporated herein by reference to the caption "Transactions with Certain Related Persons" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      1.       Independent Auditors' Report (incorporated by reference to the
                  AnnualReport)

                  Consolidated Financial Statements (incorporated by reference to the Annual Report)

                  (a) Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

                  (b) Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1996

                  (c) Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1996

                  (d) Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1996

                  (e)   Notes to Consolidated Financial Statements

         2. All schedules have been omitted as the required information is either inapplicable or included in the Notes to the Consolidated Financial Statements.

         3.       Exhibits and Index to Exhibits

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K:

         Exhibit
         Number             Description                                                 Attachment Number
         ------             -----------                                                 -----------------
         (3)(i)            Articles of Incorporation, as amended                                 *
         (3)(ii)           Code of Regulations                                                   *
         (10)(a)           Letter Amendment to Employment Agreement
                           (Thomas P. Perciak)                                                   **
         (10)(b)           Letter Amendment to Employment Agreement
                           (John F. Ziegler)                                                     **
         (10)(c)           The Strongsville Savings Bank 1994 Long-Term
                           Incentive Plan                                                        **
         (10)(d)           Severance Agreement (Dean R. Anaya)                                   **
         (10)(e)           Severance Agreement (Paula M. Dewey)                                  **
         (10)(f)           Severance Agreement (Cynthia W. Gannon)                               **
         (10)(g)           Severance Agreement (William J. Harr, Jr.)                            **
         (10)(h)           Executive Supplemental Benefit Agreement
                           (Thomas P. Perciak)                                                   **
         (10)(i)           Executive Supplemental Benefit Agreement
                           (John F. Ziegler)                                                     **
         (10)(j)           Executive Supplemental Benefit Agreement
                           (Dean R. Anaya)                                                       **
         (10)(k)           Executive Supplemental Benefit Agreement
                           (Paula M. Dewey)                                                      **
         (10)(l)           Executive Supplemental Benefit Agreement
                           (Cynthia W. Gannon)                                                   **
         (10)(m)           Executive Supplemental Benefit Agreement
                           (William J. Harr, Jr.)                                                **
         (10)(n)           Executive Supplemental Benefit Agreement
                           (Deborah A. Perciak)                                                  **
         (13)              Annual Report                                                         13
         (21)              Subsidiary                                                            21
         (27)              Financial data schedule                                               27

--------------------------------------

         * Incorporated by reference to Exhibits 3(i)and 3(ii) of Registrant's Registration Statement on Form 8-A, filed March 6, 1997.

         ** Incorporated by reference Exhibit 99(i) of Registrant's Registration Statement on Form 8-A, filed March 6, 1997.

(b) During the last quarter of the fiscal year ended December 31, 1996, the Bank did not file any Current Reports on Form 8-K.

(c) All required exhibits are filed as attached or incorporated by reference.

(d)      No financial statement schedules are required to be filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  EMERALD FINANCIAL CORP.

                                  By:  /s/   THOMAS P. PERCIAK
                                    --------------------------------------
                                       Thomas P. Perciak
                                       President and Chief Executive Officer
                                       Date:    March 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   THOMAS P. PERCIAK                                     March 27, 1997
------------------------------------------------
Thomas P. Perciak
Director, President and Chief Executive Officer
(principal executive officer)

/s/   JOHN F. ZIEGLER                                       March 27, 1997
------------------------------------------------
John F. Ziegler
Director, Executive Vice President
and Chief Financial Officer
(principal accounting and financial officer)

/s/   MIKE KALINICH                                         March 27, 1997
------------------------------------------------
Mike Kalinich
Director,  Chairman of the Board

/s/    KENNETH J. PIECHOWSI                                 March 27, 1997
------------------------------------------------
Kenneth J. Piechowski
Director

/s/   JOAN M. DZURILLA                                      March 27, 1997
------------------------------------------------
Joan M. Dzurilla
Director

/s/   WILLIAM A. FRAUNFELDER,  JR.                      March 27, 1997
--------------------------------------------
William A. Fraunfelder,  Jr.
Director


/s/   GLENN W. GOIST                                    March 27, 1997
--------------------------------------------
Glenn W. Goist, DDS
Director

/s/   JOHN J. PLUCINSKY                                  March 27, 1997
--------------------------------------------
John J. Plucinsky, MD
Director

/s/   GEORGE BOHNERT                                      March 27, 1997
--------------------------------------------
George Bohnert, Jr., CPA
Director

                             EMERALD FINANCIAL CORP.

       INDEX TO EXHIBITS TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

         Exhibit                    Description
         ------------------------------------------------------------

         (13)              Annual Report to Shareholders
         (21)              Subsidiary
         (27)              Financial Data Schedule