Form 10-K/A
period 1996-12-31
EMERALD FINANCIAL CORP
filed 1997-04-16
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                 FORM 10-K/A

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

                                  EMERALD FINANCIAL CORP.

                                  By:  /s/   THOMAS P. PERCIAK
                                    --------------------------------------
                                       Thomas P. Perciak
                                       President and Chief Executive Officer
                                       Date:    April 16, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/   THOMAS P. PERCIAK                                     April 16, 1997
------------------------------------------------
Thomas P. Perciak
Director, President and Chief Executive Officer
(principal executive officer)

/s/   JOHN F. ZIEGLER                                       April 16, 1997
------------------------------------------------
John F. Ziegler
Director, Executive Vice President
and Chief Financial Officer
(principal accounting and financial officer)

/s/   MIKE KALINICH                                         April 16, 1997
------------------------------------------------
Mike Kalinich
Director,  Chairman of the Board

/s/    KENNETH J. PIECHOWSI                                 April 16, 1997
------------------------------------------------
Kenneth J. Piechowski
Director

/s/   JOAN M. DZURILLA                                      April 16, 1997
------------------------------------------------
Joan M. Dzurilla
Director

/s/   WILLIAM A. FRAUNFELDER,  JR.                      April 16, 1997
--------------------------------------------
William A. Fraunfelder,  Jr.
Director


/s/   GLENN W. GOIST                                    April 16, 1997
--------------------------------------------
Glenn W. Goist, DDS
Director

/s/   JOHN J. PLUCINSKY                                 April 16, 1997
--------------------------------------------
John J. Plucinsky, MD
Director

/s/   GEORGE BOHNERT                                    April 16, 1997
--------------------------------------------
George Bohnert, Jr., CPA
Director

                             EMERALD FINANCIAL CORP.

    INDEX TO EXHIBITS TO FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 1996

         Exhibit                    Description
         ------------------------------------------------------------

         (13)              Annual Report to Shareholders