Form 10-Q
period 1997-03-31
EMERALD FINANCIAL CORP
filed 1997-05-14
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

               --------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                                    34-1842953
         -------------------------------                  -------------------
         (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                   Identification No.)

           14092 PEARL ROAD
           STRONGSVILLE, OHIO                                    44136
  ---------------------------------------                      ---------
  (Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 238-7311

                        CAPITAL STOCK, WITHOUT PAR VALUE
                        --------------------------------
                                 Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                              5,061,600 *
------------------------------------------------------------------------------
         (Class)                                (Outstanding at April 30, 1997)

* Retroactively adjusted for two-for-one stock split effective May 15, 1997 for shareholders of record on May 1, 1997


                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS

                                -----------------


PART I.           FINANCIAL INFORMATION                                         PAGE

         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of March 31, 1997, and
                  December 31, 1996............................................. 2

                  Consolidated Statements of Income for
                  the Three Month Periods Ended March
                  31, 1997 and 1996............................................. 3

                  Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended March
                  31, 1997 and 1996............................................. 4

                  Notes to Consolidated Financial Statements.................... 5

        Selected Financial Information.......................................... 8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................. 9

                  Tables........................................................18

PART II.          OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..............................21

SIGNATURES......................................................................22

                             EMERALD FINANCIAL CORP.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                      March 31,     December 31,
                                                                        1997           1996

---------------------------------------------------------------------------------------------------
                                                              (In thousands, except per share data)

ASSETS:
  CASH AND CASH EQUIVALENTS

    Cash and deposits with banks                                     $   3,242      $   3,146
    Interest bearing deposits with banks                                14,579          4,406
  INVESTMENT SECURITIES

    Held-to-maturity  (fair values of $28,828 and $47,496 at
       March 31, 1997 and December 31, 1996, respectively)              28,888         47,684
    Available for sale  (at fair value)                                 24,640         21,996
  MORTGAGE-BACKED SECURITIES

    Held-to-maturity  (fair values of $32,077 and $33,104 at
       March 31, 1997 and December 31, 1996, respectively)              31,174         32,536
    Available for sale  (at fair value)                                 28,358         19,644
  LOANS-NET

    (Including allowance for loan losses of $1,500 and $1,423 at
       March 31, 1997 and December 31, 1996, respectively)             444,514        425,060
  Loans held for sale                                                       --            795
  Accrued interest receivable                                            3,496          3,238
  Federal Home Loan Bank stock-at cost                                   2,880          2,831
  Premises and equipment-net                                             3,809          3,939
  Prepaid expenses and other assets                                      3,054          2,215
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $ 588,634      $ 567,490
==================================================================================================

LIABILITIES:

  Deposits                                                           $ 511,619      $ 493,471
  Federal Home Loan Bank advances                                       27,868         25,234
  Deferred federal income tax                                            1,594          1,584
  Advance payments by borrowers                                            731          1,502
  Accrued interest payable                                                 773            586
  Accounts payable and other                                             1,875          1,955
--------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                               544,460        524,332

SHAREHOLDERS' EQUITY

  Common stock, no par value, 10,000,000 shares authorized,
    5,061,600 shares issued and outstanding *                            9,831          9,831
  Fair value adjustment, net of tax effect                                (212)           (95)
  Retained earnings                                                     34,555         33,422
--------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                       44,174         43,158
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                               $ 588,634      $ 567,490
==================================================================================================

Shareholders' Equity per share *                                     $    8.73      $    8.53
Tangible Equity per share *                                          $    8.62      $    8.39

* Retroactively adjusted for two-for-one stock split effective May 15, 1997.

       See notes to consolidated financial statements

                             EMERALD FINANCIAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                             THREE MONTHS ENDED MARCH 31,
                                                 1997           1996
--------------------------------------------------------------------------------
                                 (Dollars In thousands, except per share data)

INTEREST INCOME

   Loans                                        $    8,764     $    7,297
   Investment securities                               858          1,097
   Mortgage-backed securities                        1,064            893
   Other                                               181            160
-------------------------------------------------------------------------
                                                    10,867          9,447
INTEREST EXPENSE

   Deposits                                          6,357          5,567
   Advances from the Federal Home Loan Bank            370            195
-------------------------------------------------------------------------
                                                     6,727          5,762
-------------------------------------------------------------------------
NET INTEREST INCOME                                  4,140          3,685
Provision for loan losses                               78              5
-------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                   4,062          3,680

NON-INTEREST INCOME
   Gain on sale of assets                               48            235
   Loan service fees                                   166            124
   Other                                               211            158
-------------------------------------------------------------------------
                                                       425            517

NON-INTEREST EXPENSE
   Salaries and employee benefits                    1,061            943
   Net occupancy and equipment                         381            362
   Franchise tax                                       147            140
   Federal deposit insurance                            76            242
   Amortization of goodwill                             31             33
   Other                                               590            649
-------------------------------------------------------------------------
     Non-interest expense                            2,286          2,369

INCOME BEFORE FEDERAL INCOME TAXES                   2,201          1,828

Provision for federal income taxes                     764            640
-------------------------------------------------------------------------

NET INCOME                                      $    1,437     $    1,188
=========================================================================

Earnings per common share*                      $     0.28     $     0.23
Weighted average number of common
   shares outstanding*                           5,061,600      5,061,600

* Retroactively adjusted for two-for-one stock split effective May 15, 1997.

                 See notes to consolidated financial statements

                             EMERALD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                       1997          1996

------------------------------------------------------------------------------------------------------------------
                                                                         (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $  1,437      $  1,188
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
          Provision for loan losses                                       78             5
          Gain from sale of assets                                       (48)         (235)
          Accretion of discounts and other deferred yield items         (477)         (596)
          Depreciation and amortization                                  191           198
          Effect of change in accrued interest
             receivable and payable                                      (71)          137
          Federal Home Loan Bank stock dividends                         (49)          (42)
          Deferred federal income taxes                                   10           (99)
          Net change in other assets and liabilities                    (890)        1,689
          Net decrease in loans held for sale                            835         5,477
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,016         7,722

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                             (14,624)      (32,038)
   Purchases of:
     Mortgage-backed securities and loans                            (13,433)       (3,161)
     Investment securities                                            (4,384)       (9,439)
     Premises and equipment                                              (29)         (343)
   Proceeds from:
     Mortgage-backed security principal repayments                     1,579         3,595
     Sales of available for sale mortgage-backed securities               --         2,973
     Investment securities maturities and principal repayments        20,438        18,331
------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                (10,453)      (20,082)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                           18,148        11,162
   Payments on advances from the Federal Home Loan Bank               (7,366)         (470)
   Proceeds from advances from the Federal Home Loan Bank             10,000            --
   Net decrease in escrows                                              (772)         (656)
   Payment of dividends on common stock                                 (304)         (278)
------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                             19,706         9,758
------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                               10,269        (2,602)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                  7,552        15,509
------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                     $ 17,821      $ 12,907
==========================================================================================

       See notes to consolidated financial statements

                     EMERALD FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS
         --------------------

                  Emerald Financial Corp. (Emerald or Company) is a unitary thrift holding company formed in 1996 which became the parent company of The Strongsville Savings Bank (Strongsville or Bank) on March 6, 1997, through a tax-free exchange of shares of Strongsville for shares of Emerald. The Company's primary holding is The Strongsville Savings Bank. The Bank conducts its principal activities from its Community Financial Centers located in southwestern Cuyahoga, Lorain and Medina counties. The Bank's principal activities include residential lending and retail banking.

2.       BASIS OF PRESENTATION
         ---------------------

                  The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiary, The Strongsville Savings Bank. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 1997 and 1996; (b) the financial condition at March 31, 1997, and December 31, 1996; and
(c) the statements of cash flows for the three month periods ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for a full year.

                  Certain prior period data has been reclassified to conform to current year presentation.

3.       STATEMENTS OF CASH FLOWS
         ------------------------

                  For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with maturities of less than three months to be cash equivalents.

                  No income tax payments were made during the three month periods ended March 31, 1997 or 1996. Interest paid totaled $6,540,000 and $5,698,000 for the three month periods ended March 31, 1997 and 1996, respectively. There were transfers from loans to real estate owned of $535,000 with no loans made to finance the sale of real estate owned during the three month period ended March 31, 1997. There were no transfers from loans to real estate owned nor were any loans made to finance the sale of real estate owned during the first quarter of 1996.

4.       PRIMARY EARNINGS PER SHARE

         Primary earnings per share are calculated using the weighted average number of shares of capital stock outstanding for the period. The impact of stock options was not dilutive in any period. The weighted average number of shares of capital stock outstanding has been retroactively adjusted to reflect the two-for-one stock split effective May 15, 1997 for shareholders of record on May 1, 1997.

5.       NEW ACCOUNTING STANDARDS

                  STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was effective January 1, 1997. SFAS 125 amends portions of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights provided by SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on a financial-components approach. Under the financial-components approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The adoption of this statement did not have a material impact on the Company's consolidated financial statements. SFAS No. 127 defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998, and is not expected to have a material impact on the Company's consolidated financial statements.

                  In February 1997 the FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company's pro forma basic and diluted earnings per share would both have been 28(cent) for the quarter ended March 31, 1997 and 23(cent) for the quarter ended March 31,1996.

                  In February 1997 the FASB also issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 129, Disclosures of Information about Capital Structure. This statement establishes standards for disclosing information about an entity's capital structure. It supersedes specific disclosure requirements of APB Opinions No. 10, Omnibus Opinion-1966, and No. 15, Earning Per Share, and FASB Statement No. 47, Disclosure of Long-Term Obligations, and consolidates them in this statement for ease of retrieval and for greater visibility to nonpublic entities. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. It contains no changes in disclosure requirements for entities that were previously subject to the requirements of Opinions 10 and 15 and Statement 47 and, therefore, is not expected to have a significant impact on the financial condition or results of operations of the Company.

------------------------------------------------------------------------------------------------

                         SELECTED FINANCIAL INFORMATION

                                                            THREE MONTHS ENDED MARCH 31,
                                                               1997            1996
-----------------------------------------------------------------------------------------------
                                                                      Unaudited
                                                   (Dollars in thousands, except per-share data)

ANNUALIZED RETURNS AND OPERATING RATIOS
  Earnings per share *                                     $   0.28          $   0.23
   Return on Average Assets                                    1.00%             0.96%
   Return on Average Equity                                   13.13%            11.41%
   Noninterest expense to
          average assets                                       1.58%             1.89%
   Efficiency ratio                                           49.92%            58.89%

OTHER SELECTED FINANCIAL RATIOS
   Interest rate spread                                        2.60%             2.68%
   Net yield on interest-earning assets                        2.95%             3.07%
   Yield on average interest-earning assets                    7.75%             7.86%
   Cost of average interest-bearing liabilities                5.15%             5.18%
   Non-performing loans to total loans                         0.33%             0.67%
   Non-performing assets to total assets                       0.34%             0.49%
   Net recoveries (charge-offs) to average loans               0.00%             0.02%
   Capital ratios:
     Tangible capital ratio                                    7.25%             8.12%
     Core capital ratio                                        7.25%             8.12%
     Risk-based capital ratio                                 12.38%            13.47%
   Dividends per share *                                      $0.06             $0.055

   Annualized asset growth                                    14.92%            10.19%
   Average total assets                                    $571,953          $493,603
   Average loans, net (includes held for sale)              431,952           343,739
   Average interest-earning assets                          561,253           480,411
   Average deposits                                         497,044           431,488
   Average advances from the FHLB                            25,841            13,114
   Average shareholders' equity                              43,754            41,657

------------------------------------------------------------------------------------------------------------------

* Per share information has been retroactively adjusted for the effect of the two-for-one stock split effective May 15, 1997 to shareholders of record on May 1, 1997.

Part I, Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         Emerald Financial Corp. (Emerald or Company), a unitary thrift holding company, became the holding company of The Strongsville Savings Bank (Strongsville or Bank) in a tax-free exchange of shares of the Bank for shares of Emerald on March 6, 1997. As a result, Emerald owns and operates the Bank. All references to the Company or Emerald, unless otherwise indicated, refer to the Bank and its subsidiary on a consolidated basis. Strongsville was founded in 1961 as an Ohio-chartered, federally insured savings association whose business activities are concentrated in the greater Cleveland, Ohio area. The Company conducts its business through its home office in Strongsville and its thirteen additional full-service Community Financial Centers located in Cuyahoga, Lorain and Medina counties.

         The Company's principal business has historically been attracting deposits from the general public and making loans secured by first mortgage liens on residential and other real estate. The Bank and the banking industry in general are significantly affected by prevailing economic conditions, the general level and trend of interest rates as well as by government policies and regulations concerning, among other things, fiscal affairs, housing and financial institutions.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

         The Company's total assets at March 31, 1997, were $588.6 million, representing an increase of $21.1 million, or 14.9%, annualized, for the three month period and of $84.0 million, or 16.6% for the twelve month period ended March 31, 1997. The increase in assets was primarily concentrated in the mortgage loan portfolio. Emerald's loan portfolio increased $18.7 million during the quarter and $80.8 million during the twelve months ended March 31, 1997. The increases in loans were funded by increases in deposits and decreases in investment securities and other liquid assets.

         The Company's deposits were $511.6 million at March 31, 1997, representing an increase of $18.1 million, or 14.7%, annualized, during the three month period and of $67.9 million, or 15.3% during the twelve month period ended March 31, 1997.

         Net interest income was $4.1 million for the quarter ended March 31, 1997, an increase of $0.4 million over the first quarter of 1996. The increase in interest-earning assets, offset by a reduction in interest rate spread, caused the improvement. Average interest-earning assets increased $80.9 million from $480.4 million for the first quarter of 1996 to $561.3 million for the first quarter of 1997. The Bank's interest rate spread decreased 8 basis points from 2.68% during the first quarter of 1996 to 2.60% during the first quarter of 1997.

         Net income for the first quarter of 1997, at $1.4 million, was $0.2 million more than the $1.2 million for the same period in 1996. The increase was primarily due to the increase in net interest income.

         Table 1 presents information regarding the average balances of interest-earning assets and interest-bearing liabilities, the total dollar amount of interest income from interest-earning assets and their average yields and the total dollar amount of interest expense on interest-bearing liabilities and their average rates. Table 1 also presents net interest income, interest-rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Interest-rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets. Average balance calculations were based on daily and monthly balances. Assets available for sale are included in the major asset category as if they were held-to-maturity.


------------------------------------------------------------------------------------------------------------------------------------
                                     TABLE 1

                              AVERAGE BALANCE TABLE

                                                                             FOR THE THREE MONTHS ENDED MARCH 31,

                                                        1997                                               1996
                                            AVERAGE BALANCE  INTEREST           YIELD/RATE   AVERAGE BALANCE  INTEREST   YIELD/ RATE
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)

INTEREST-EARNING ASSETS
Loans, net (1)                                $  431,952    $  8,764               8.12$         343,739   $  7,297           8.49%
Investment securities                             56,161         858               6.11%          73,865      1,097           5.94%
Mortgage-backed securities                        57,563       1,064               7.40%          50,836        893           7.03%
Other interest-earning assets                     15,577         181               4.65%          11,971        160           5.35%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    561,253      10,867               7.75%         480,411      9,447           7.86%
Noninterest-earning assets                        10,700                                          13,192
====================================================================================================================================
TOTAL ASSETS                                  $  571,953                                      $  493,603
====================================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                 $  497,044    $  6,357               5.12$         431,488   $  5,567           5.16%
Advances from FHLB                                25,841         370               5.73%          13,114        195           5.95%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               522,885       6,727               5.15%         444,602      5,762           5.18%
Noninterest-bearing liabilities                    5,314                                           7,344
Shareholders' equity                              43,754                                          41,657
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       571,953                                      $  493,603
===================================================================================================================================

Net interest income                                         $  4,140                                       $  3,685
Interest-rate spread                                                               2.60%                                      2.68%
Net interest margin                                                                2.95%                                      3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities 107.34%                                    108.05%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $381,000 and $418,000 for the three months ended March 31, 1997 and 1996, respectively.

(2) Deposits include noninterest-bearing demand accounts which were $9,880,000 and $10,013,000 at March 31, 1997 and 1996, respectively.

Table 2 presents certain information regarding changes in interest income and interest expense of the Company for the three month periods ended March 31, 1997 and 1996. The table shows the changes in interest income and interest expense by major category attributable to changes in the average balance (volume) and the changes in interest rates. The net change not attributable to either rate or volume is allocated on a prorata basis to the change in rate or volume. Assets available for sale are included in the major asset category as if they were held-to-maturity.


-------------------------------------------------------------------------------------------------------------------------
                                                                        AVERAGE BALANCE TABLE

                                                          1997 COMPARED TO 1996            1996 COMPARED TO 1995
                                                            INCREASE (DECREASE)             INCREASE (DECREASE)
                                                             DUE TO CHANGES IN              DUE TO CHANGES IN

                                                     VOLUME      RATE       TOTAL       VOLUME        RATE       TOTAL
-------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)

INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                           $ 1,768    $ (301)    $ 1,467      $ 1,215      $ (146)     $ 1,069
Investment securities                                   (272)       33        (239)        (72)          40          (32)
Mortgage-backed securities                               122        49         171         239            3          242
Other                                                     37       (16)         21           4           18           22
-------------------------------------------------------------------------------------------------------------------------
Total                                                  1,655      (235)      1,420       1,386          (85)       1,301
-------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                 833       (43)        790         811          399        1,210
Advances from FHLB                                       208       (33)        175         (24)         (25)         (49)
-------------------------------------------------------------------------------------------------------------------------
Total                                                  1,041       (76)        965         787          374        1,161
-------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                        $   614     $ (159)    $  455     $   599       $ (459)       $ 140
-------------------------------------------------------------------------------------------------------------------------






NET INTEREST INCOME
--------------------------------------------------------------------------------

         Net interest income is the primary component of net income and is determined by the characteristics of interest-earning assets and interest-bearing liabilities, including the spread, or the difference between the yields earned and the rates paid on those assets and liabilities. Net interest income is the difference between interest income and interest expense.



                                                                 THREE MONTHS ENDED MARCH 31, 1997
                                                       -----------------------------------------------------
                                                                      (Dollars in thousands)

Net interest income:
   Current period                                                            $ 4,140
   Prior period                                                                3,685
                                                       -----------------------------------------------------
Dollar change from prior period                                              $   455
                                                       -----------------------------------------------------
Percent change from prior period                                               12.34%
                                                       =====================================================

Interest income
---------------

         Interest income for the three months ended March 31, 1997, was $10.9 million, compared to $9.4 million for the first quarter of 1996, an increase of $1.5 million or 15.04%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2. Average interest-earning assets increased to $561.3 million for the first quarter of 1997 from $480.4 million for the first quarter of 1996. The effect of the increase in interest-earning assets was offset somewhat by the 11 basis point decline in the average yield on interest-earning assets to 7.75% for the first quarter of 1997 from 7.86% for the like period in 1996.

Interest expense
----------------

         Interest expense increased during the quarter ended March 31, 1997, compared to the same period in 1996 primarily due to an increase in interest-bearing liabilities of $78.3 million, or 17.61%, offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $522.9 million and $444.6 million for the first quarter of 1997 and 1996, respectively. The average cost of interest-bearing liabilities decreased 3 basis points to 5.15% for the first quarter of 1997 from 5.18% for the same period in 1996.

Provision for loan losses
-------------------------

         The provision for loan losses for the three months ended March 31, 1997, was $78,000 compared to $5,000 for the same period in 1996. The provisions for both periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

         Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME
--------------------------------------------------------------------------------


                                            Three months ended March 31, 1997
                                            ----------------------------------------
                                                    (Dollars in thousands)

Noninterest income:
   Current period                                           $ 425
   Prior period                                               517
                                            ----------------------------------------
Dollar change from prior period                            ( $ 92 )
                                            ----------------------------------------
Percent change from prior period                           (17.81%)
                                            ========================================

         Noninterest income consists primarily of fees earned for servicing loans and providing services for customers and gains on loan sales. The decline in noninterest income is primarily due to a decline in gains on sales of assets offset by increases in fee income.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------

                                                       Three months ended March 31, 1997
                                                       -------------------------------------
                                                              (Dollars in thousands)

Noninterest expense:
   Current period                                                     $ 2,286
   Prior period                                                         2,369
                                                       -------------------------------------
Dollar change from prior period                                        ( $ 83)
                                                       -------------------------------------
Percent change from prior period                                       ( 3.54%)
                                                       =====================================

         The decrease in noninterest expense is primarily due to the reduction in the federal deposit insurance premium from 23(cent) per $100 of deposits during the first quarter of 1996 to 6.5(cent) per $100 of deposits in 1997. The decrease in federal deposit insurance premium expense was offset by an increase in the cost of human resources and occupancy due to continued growth during the twelve months ended March 31, 1997, including the addition of two offices. Management is pleased with the efficiency ratio of 49.92%, which has improved from the 58.89% a year ago.

FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

         The Bank provided $764,000 for federal income tax during the first quarter of 1997 and $640,000 during the like period in 1996. Net income before the provision for federal income taxes increased for the compared periods resulting in a corresponding increase in the provision for federal income taxes.

--------------------------------------------------------------------------------
FINANCIAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

         The Company's primary sources of funds are deposits, principal and interest payments on loans, maturities of investment securities, proceeds from the sale of loans, FHLB advances and funds generated through earnings. The primary uses for such funds are to originate loans, maintain liquidity requirements and manage interest rate risk.

         For an analysis of Emerald's cash flows, refer to the Consolidated Statements of Cash Flows on page 3. Management believes the Company has adequate resources to meet its normal funding requirements.

         The Bank is required to maintain an average daily balance of liquid assets equal to 5% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. The Bank's March 1997 monthly average of eligible liquid assets was 11.73%.

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         Shareholders' equity was $44.2 million at March 31, 1997, an increase of $1,016,000, or 9.42%, annualized, during the first quarter of 1997. This increase was primarily the result of net income offset by dividends paid. Emerald paid dividends in the first quarter of 1997 of 6(cent) per share, an increase of 9.09% over the 5.5(cent) per share dividend paid in the first quarter of 1996.

         The Company's return on average assets was 1.00% and return on average equity was 13.13% for the first quarter of 1997.

         At March 31, 1997, the Bank was in excess of all capital requirements specified by federal regulations as shown by the following table.


                                                 TANGIBLE CAPITAL      CORE CAPITAL      RISK-BASED CAPITAL
                                                ------------------------------------------------------------
                                                                   (Dollars in thousands)

Capital amount -- Actual                                  $ 42,615             $ 42,615            $ 44,115
Capital amount -- Required                                   8,822               17,645              28,502
                                                ------------------------------------------------------------
Amount in excess of requirement                            $33,793              $24,970             $15,613
                                                ============================================================

Capital ratio -- Actual                                      7.25%                7.25%              12.38%
Capital ratio -- Required                                    1.50%                3.00%               8.00%
                                                ------------------------------------------------------------
Amount in excess of requirement                              5.75%                4.25%               4.38%
                                                ============================================================

         Strongsville Savings' capital levels at March 31, 1997, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
--------------------------------------------------------------------------------

         Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of March 31, 1997, the Bank had 85.78% of total assets invested in Qualified Thrift Investments.

ASSET QUALITY
--------------------------------------------------------------------------------

         Table 3 sets forth information regarding non-performing assets at March 31, 1997, December 31, 1996, and March 31, 1996.


--------------------------------------------------------------------------------
                                     Table 3

                         NON-PERFORMING ASSETS ANALYSIS

                                            MARCH 31,  DECEMBER 31,   MARCH 31,
                                              1997        1996          1996
--------------------------------------------------------------------------------
                             (Dollars In thousands)

NON-ACCRUING LOANS
   1-4 family - permanent                   $  407      $  600      $   52
   1-4 family - construction                    --          --          --
   Multi-family and Commercial
       real estate                              --          --          --
   Land and development                         --          --          --
   Commercial non-real estate                   --          --          70
   Consumer and other                           14           5          13
--------------------------------------------------------------------------
Total                                          421         605         135

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                      442         682       1,436
   1-4 family - construction                   591         412         493
   Multi-family and Commercial
       real estate                              --          --         375
   Land and development                         --          --          11
   Commercial non-real estate                   --          --          --
   Consumer and other                           --          --          --
--------------------------------------------------------------------------
Total                                        1,033       1,094       2,315

Total non-performing loans                   1,454       1,699       2,450

Real estate owned                              535          --          --
--------------------------------------------------------------------------

Total non-performing assets                 $1,989      $1,699      $2,450
==========================================================================

Allowances for loan losses                  $1,500      $1,423      $1,146
==========================================================================

Non-performing loans to total loans-net       0.33%       0.40%       0.67%
Non-performing assets to total assets         0.34%       0.30%       0.49%
Allowance for loan losses to ending
   loan balance (before allowance)            0.34%       0.33%       0.32%
Allowance for loan losses to
   non-performing loans                     103.15%      83.76%      46.78%
--------------------------------------------------------------------------

                                       16

         Table 4 presents information concerning activity in the allowance for loan losses during the quarters ended March 31, 1997 and 1996.


--------------------------------------------------------------------------------
                                     Table 4

                    ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,

                                                        1997           1996
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Allowance at the beginning of the period                $1,423        $1,168
Provision charged to expense                                78             5

Charge-offs:
------------
   1-4 family - permanent                                   --            --
   1-4 family - construction                                --            --
   Multi-family and Commercial

       real estate                                          --            --
   Land and development                                     --            --
   Commercial non-real estate                               --            --
   Consumer and other                                        5            27
----------------------------------------------------------------------------
                                                             5            27
Recoveries
----------
   1-4 family - permanent                                   --            --
   1-4 family - construction                                --            --
   Multi-family and Commercial
       real estate                                          --            --
   Land and development                                     --            --
   Commercial non-real estate                               --            --
   Consumer and other                                        4            --
----------------------------------------------------------------------------
                                                             4            --
----------------------------------------------------------------------------
Net recoveries (charge-offs)                                (1)          (27)
----------------------------------------------------------------------------

Allowance at the end of the period                      $1,500        $1,146
============================================================================

Net charge-offs during the period to
average loans outstanding during
the period (Anned)                                        0.00%         0.03%

----------------------------------------------------------------------------


         The amount of the allowance for loan losses is based on management's analysis of risks inherent in the various segments of the loan portfolio, management's assessment of known or potential problem credits which have come to management's attention during the ongoing analysis of credit quality, historical loss experience, current economic conditions, and other factors. Loan loss estimates are reviewed periodically, and adjustments, if any, are reported in earnings in the period in which they become known.

TABLE A

         Table A sets forth the composition of the Bank's loan portfolio at March 31, 1997, December 31, 1996, and March 31, 1996.

--------------------------------------------------------------------------------------------------------------------------

                           LOAN PORTFOLIO COMPOSITION

                                               MARCH 31, 1997            DECEMBER 31, 1996           MARCH 31, 1996
                                          AMOUNT           PERCENT     AMOUNT          PERCENT   AMOUNT           PERCENT
--------------------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                 (Dollars In thousands)
Permanent first mortgage loans:
      1-4 family                          $309,317           69.59%  $301,284           70.88%  $251,519           69.16%
      Multi-family                           1,020            0.23%     1,049            0.25%     1,136            0.31%
      Commercial real estate                53,073           11.94%    46,883           11.03%    43,683           12.02%
      Land                                     136            0.03%       195            0.05%       308            0.08%

   Construction first mortgage loans:
      Residential development               58,377           13.12%    54,670           12.85%    48,899           13.45%
      1-4 family                            38,956            8.76%    37,049            8.72%    29,228            8.04%
      Multi-family                              80            0.02%       240            0.06%     2,660            0.73%
      Commercial real estate                 1,869            0.43%     2,376            0.56%     4,133            1.14%
-------------------------------------------------------------------------------------------------------------------------
Total mortgage loans                       462,828          104.12%   443,746          104.40%   381,566          104.93%

OTHER LOANS
   Commercial                                4,611            1.04%     4,250            1.00%     3,827            1.05%
   Consumer                                  9,968            2.24%     9,118            2.14%     8,199            2.25%
-------------------------------------------------------------------------------------------------------------------------
 Total other loans                          14,579            3.28%    13,368            3.14%    12,026            3.30%
-------------------------------------------------------------------------------------------------------------------------

Total loans                                477,407          107.40%   457,114          107.54%   393,592          108.23%

Less:
   Loans in process                         27,573            6.20%    26,676            6.28%    24,958            6.86%
   Allowance for loan losses                 1,500            0.34%     1,423            0.33%     1,146            0.32%
   Deferred yield items                      3,820            0.86%     3,955            0.93%     3,812            1.05%
-------------------------------------------------------------------------------------------------------------------------
                                            32,893            7.40%    32,054            7.54%    29,916            8.23%
-------------------------------------------------------------------------------------------------------------------------

 Total loans held for investment-Net      $444,514          100.00%  $425,060          100.00%  $363,676          100.00%
=========================================================================================================================

 Real estate loans held for sale          $     --                   $    795                   $     --
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------

TABLE B

         Table B sets forth the activities in the Bank's loan portfolio for the three month periods ended March 31, 1997, and 1996.


-----------------------------------------------------------------------------
                               ACTIVITY IN THE LOAN PORTFOLIO

                                              FOR THE QUARTER ENDED
                                                     MARCH 31,

                                               1997           1996
-----------------------------------------------------------------------------
                                                    (In thousands)

PERMANENT MORTGAGE LOAN ORIGINATIONS

      1-4 family                                  $19,263     $40,168
      Multi-family                                     --          --
      Commercial real estate                        1,460       2,300
      Land                                             80          --
---------------------------------------------------------------------
                                                   20,803      42,468

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS

      Residential development                      11,494      10,081
      1-4 family                                    8,258       8,974
      Multi-family                                     --          --
      Commercial real estate                          908          --
---------------------------------------------------------------------
                                                   20,660      19,055

NONMORTGAGE LOANS
   Commercial                                         465         595
   Consumer                                         5,562         386
---------------------------------------------------------------------
                                                    6,027         981
---------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                            47,490      62,504

PURCHASED LOANS
      Commercial real estate                        4,422          --
---------------------------------------------------------------------
TOTAL NEW LOANS                                    51,912      62,504

LESS
     Principal repayments                          25,391      25,490
     Loan sales                                     7,033       8,066
---------------------------------------------------------------------
                                                   32,424      33,556
---------------------------------------------------------------------

NET INCREASE IN LOANS                             $19,488     $28,948
=====================================================================

---------------------------------------------------------------------

TABLE C

         Table C sets forth the composition of the Bank's deposits by interest rate category at March 31, 1997, December 31, 1996, and March 31, 1996.

--------------------------------------------------------------------------------


                                                                        DEPOSIT COMPOSITION

                                     --------------------------------------------------------------------------------------
                                             MARCH 31, 1997          DECEMBER 31, 1996               MARCH 31, 1996
                                    WTD AVG                      WTD AVG                         WTD AVG
                                      COST  AMOUNT      PERCENT   COST     AMOUNT     PERCENT    COST   AMOUNT    PERCENT
---------------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)

PASSBOOK ACCOUNTS                   2.90   $46,360      9.06%     2.90    $46,034     9.33%     2.86    $46,851    10.56%
NOW ACCOUNTS                        1.99%   30,866      6.03%     2.02%    29,661     6.01%     2.02%    27,069     6.10%
MONEY MARKET DEPOSIT ACCOUNTS       2.53%   17,481      3.42%     2.53%    17,882     3.62%     2.53%    21,437     4.83%
COMMERCIAL ACCOUNTS                 0.00%    9,880      1.93%     0.00%    11,535     2.34%     0.00%    10,013     2.26%
-------------------------------------------------------------------------------------------------------------------------
                                    2.29%  104,587     20.44%     2.27%   105,112    21.30%     2.30%   105,370    23.75%
CERTIFICATES OF DEPOSIT:
     4.50% and less                 2.52%    1,494      0.29%     2.54%     1,849     0.37%     3.01%     3,515     0.79%
     4.51% to 5.50%                 5.31%  101,594     19.87%     5.34%   116,857    23.68%     5.29%   110,472    24.90%
     5.51% to 6.50%                 6.02%  227,578     44.48%     6.03%   187,013    37.90%     6.01%   122,210    27.54%
     6.51% to 7.50%                 7.32%   67,653     13.22%     7.33%    73,823    14.96%     7.26%    91,451    20.61%
     7.51% and greater              8.86%    8,713      1.70%     8.86%     8,817     1.79%     8.90%    10,707     2.41%
-------------------------------------------------------------------------------------------------------------------------
                                    6.11%  407,032     79.56%     6.11%   388,359    78.70%     6.17%   338,355    76.25%
-------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                      5.33% $511,619    100.00%     5.29%  $493,471   100.00%     5.25%  $443,725   100.00%
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------




TABLE D

         Table D sets forth the remaining terms to maturity for the certificates of deposit at March 31, 1997.


CERTIFICATES OF DEPOSIT MATURING/REPRICING DURING:
                       (In Thousands)

The year ending March 31, 1998                     $ 265,597
The year ending March 31, 1999                        55,501
The year ending March 31, 2000                        35,405
The year ending March 31, 2001                        10,534
The year ending March 31, 2002                         6,470
After April 1, 2002                                   33,525
=============================================================
                                                   $ 407,032
=============================================================

PART II

ITEM 4   Submission of Matters  to a Vote of Security Holders
         ----------------------------------------------------

         There were no items submitted to a vote by security holders during the quarter.

ITEM 5   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Not applicable

         (b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMERALD FINANCIAL CORP.
                                  ------------------------
                                          (Registrant)

Date     May 14, 1997                /s/ THOMAS P. PERCIAK  .
         ------------             --------------------------------
                                   Thomas P. Perciak,

                                  President & Chief Executive Officer

Date     May 14, 1997                /s/ JOHN F. ZIEGLER       .
         ------------             -----------------------------------
                                   John F. Ziegler,
                                   Executive Vice President &
                                   Chief Financial Officer
                                       22