Form 10-Q
period 1997-06-30
EMERALD FINANCIAL CORP
filed 1997-08-12
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

-----------------------------------------------------------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____________ to ___________

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     OHIO                                   34-1842953
         -------------------------------                 -------------------
         (State or other jurisdiction of                   (IRS Employer
         incorporation or organization)                  Identification No.)

           14092 PEARL ROAD
           STRONGSVILLE, OHIO                                   44136
   ---------------------------------------                    ----------
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
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                              5,064,600
-----------------------------------------------------------------------------
         (Class)                             (Outstanding at July 31, 1997)

                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS
                                -----------------

PART I.           FINANCIAL INFORMATION                                                           PAGE

         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of June 30, 1997, and
                  December 31, 1996..............................................................   2

                  Consolidated Statements of Income for
                  the Three and Six Month Periods Ended June
                  30, 1997 and 1996..............................................................   3

                  Consolidated Statements of Cash Flows
                  for the Six Month Periods Ended June
                  30, 1997 and 1996..............................................................   4

                  Notes to Consolidated Financial Statements.....................................   5

        Selected Financial Information...........................................................   8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................   9

                  Tables.........................................................................  20

PART II.          OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders..............................  23

         Item 6.  Exhibits and Reports on Form 8-K...............................................  24

SIGNATURES ......................................................................................  25


                                             EMERALD FINANCIAL CORP.
                                 Consolidated Statements of Financial Condition
                                                   (Unaudited)
                                                                                         June 30,           December 31,
                                                                                          1997                  1996
-----------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands, except per share data)
ASSETS:
  CASH AND CASH EQUIVALENTS
    Cash and deposits with banks                                                        $  3,191           $   3,146
    Interest bearing deposits with banks                                                   5,616               4,406
  INVESTMENT SECURITIES
    Held-to-maturity  (fair values of $22,018 and $47,496 at
       June 30, 1997 and December 31, 1996, respectively)                                 22,182              47,684
    Available for sale  (at fair value)                                                   46,509              21,996
  MORTGAGE-BACKED SECURITIES
    Held-to-maturity  (fair values of $30,034 and $33,104 at
       June 30, 1997 and December 31, 1996, respectively)                                 29,385              32,536
    Available for sale  (at fair value)                                                   28,426              19,644
  LOANS-NET
    (Including allowance for loan losses of $1,577 and $1,423 at
       June 30, 1997 and December 31, 1996, respectively)                                451,295             425,060
  Loans held for sale                                                                      2,264                 795
  Accrued interest receivable                                                              3,773               3,238
  Federal Home Loan Bank stock-at cost                                                     3,379               2,831
  Premises and equipment-net                                                               4,066               3,939
  Prepaid expenses and other assets                                                        2,994               2,215
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                            $603,080           $ 567,490
=======================================================================================================================

LIABILITIES:
  Deposits                                                                              $522,119           $ 493,471
  Federal Home Loan Bank advances                                                         30,728              25,234
  Deferred federal income tax                                                              1,829               1,584
  Advance payments by borrowers                                                               39               1,502
  Accrued interest payable                                                                   795                 586
  Accounts payable and other                                                               1,856               1,955
-----------------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                                                 557,366             524,332

SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares authorized,
    5,061,600 shares issued and outstanding                                                9,831               9,831
  Fair value adjustment, net of tax effect                                                    96                 (95)
  Retained earnings                                                                       35,787              33,422
-----------------------------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                                         45,714              43,158
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                                  $603,080           $ 567,490
=======================================================================================================================

Shareholders' Equity per share                                                          $   9.03           $    8.53
Tangible Equity per share                                                               $   8.87           $    8.39



       See notes to consolidated financial statements

                                                                    EMERALD FINANCIAL CORP.
                                                               Consolidated Statements of Income
                                                                          (Unaudited)

                                                 Three Months Ended June 30,      Six Months Ended June 30,
                                                    1997            1996             1997           1996
---------------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands, except per share data)
INTEREST INCOME
   Loans                                         $    9,222      $    8,029      $   17,986      $   15,326
   Investment securities                                900             956           1,758           2,053
   Mortgage-backed securities                           985             758           2,049           1,651
   Other                                                208              96             389             256
---------------------------------------------------------------------------------------------------------------
                                                     11,315           9,839          22,182          19,286
INTEREST EXPENSE
   Deposits                                           6,687           5,664          13,044          11,231
   Advances from the Federal Home Loan Bank             422             284             792             479
---------------------------------------------------------------------------------------------------------------
                                                      7,109           5,948          13,836          11,710
---------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                   4,206           3,891           8,346           7,576
Provision for loan losses                                91              23             169              28
---------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                    4,115           3,868           8,177           7,548

NON-INTEREST INCOME
   Gain on sale of assets                               103              25             151             260
   Loan service fees                                    177             199             343             323
   Other                                                226             169             437             327
---------------------------------------------------------------------------------------------------------------
                                                        506             393             931             910

NON-INTEREST EXPENSE
   Salaries and employee benefits                     1,010             867           2,071           1,810
   Net occupancy and equipment                          387             383             768             745
   Franchise tax                                        146             140             293             280
   Federal deposit insurance                             79             241             155             483
   Amortization of goodwill                              31              34              62              67
   Other                                                631             681           1,221           1,330
---------------------------------------------------------------------------------------------------------------
     Non-interest expense                             2,284           2,346           4,570           4,715

INCOME BEFORE FEDERAL INCOME TAXES                    2,337           1,915           4,538           3,743

Provision for federal income taxes                      801             671           1,566           1,311
---------------------------------------------------------------------------------------------------------------

NET INCOME                                       $    1,536      $    1,244      $    2,972      $    2,432
================================================================================================================

Earnings per common share                        $     0.30      $     0.25      $     0.59      $     0.48
Weighted average number of common
   shares outstanding                             5,061,600       5,061,600       5,061,600       5,061,600



       See notes to consolidated financial statements

                             EMERALD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                     Six Months Ended June 30,
                                                                        1997          1996
-----------------------------------------------------------------------------------------------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                        $  2,972       $  2,432
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
          Provision for loan losses                                       169             28
          Gain from sale of assets                                       (151)          (260)
          Accretion of discounts and other deferred yield items        (1,118)        (1,047)
          Depreciation and amortization                                   380            400
          Effect of change in accrued interest
             receivable and payable                                      (326)            35
          Federal Home Loan Bank stock dividends                         (108)           (88)
          Deferred federal income taxes                                   245             17
          Net change in other assets and liabilities                     (938)            92
          Net (increase) decrease in loans held for sale               (1,433)         4,461
-----------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (308)         6,070

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                              (20,864)       (75,242)
   Purchases of:
     Mortgage-backed securities and loans                             (13,433)        (3,149)
     Investment securities                                            (34,689)       (10,800)
     Premises and equipment                                              (430)          (516)
     Federal Home Loan Bank Stock                                        (440)          (239)
   Proceeds from:
     Mortgage-backed security principal repayments                      3,650          5,166
     Sales of available for sale mortgage-backed securities              --            6,744
     Investment securities maturities and principal repayments         35,697         30,145
-----------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                 (30,509)       (47,891)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                            28,648         26,094
   Payments on advances from the Federal Home Loan Bank                (7,906)       (12,075)
   Proceeds from advances from the Federal Home Loan Bank              13,400         22,500
   Net decrease in escrows                                             (1,463)        (1,117)
   Payment of dividends on common stock                                  (607)          (582)
-----------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              32,072         34,820
-----------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                 1,255         (7,001)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                   7,552         15,509
-----------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                      $  8,807       $  8,508
===============================================================================================


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

2.   BASIS OF PRESENTATION
     ---------------------

     The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiaries, The Strongsville Savings Bank and Emerald Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 1997 and 1996; (b) the financial condition at June 30, 1997, and December 31, 1996; and (c) the statements of cash flows for the six month periods ended June 30, 1997 and 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for a full year.

     Certain prior period data has been reclassified to conform to current year presentation.

3.   STATEMENTS OF CASH FLOWS
     ------------------------

     For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with maturities of less than three months to be cash equivalents.

     Income tax payments of $739,000 and $1,299,000 were made during the six month periods ended June 30, 1997 and 1996, respectively. Interest paid totaled $13,627,000 and $11,659,000 for the six month periods ended June 30, 1997 and 1996, respectively. There were transfers from loans to real estate owned of $951,000 and loans made to finance the sale of real estate owned of $544,000 during the six month period ended June 30, 1997. There were no transfers from loans to real estate owned nor were any loans made to finance the sale of real estate owned during the first half of 1996.

4.   EARNINGS PER SHARE
     ------------------

     Basic and diluted earnings per share are calculated using the weighted average number of shares of capital stock and capital stock equivalents outstanding for the period. The impact of stock options was not dilutive in any period. The weighted average number of shares of capital stock outstanding has been retroactively adjusted to reflect the two-for-one stock split effective May 15, 1997 for shareholders of record on May 1, 1997.

5.   NEW ACCOUNTING STANDARDS
     ------------------------

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

     In June 1997, the FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general- purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997.

                                                         SELECTED FINANCIAL INFORMATION

                                                                THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30,                                     JUNE 30,
                                                              1997             1996                       1997              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                         Unaudited
                                                                          (Dollars in thousands, except per-share data)
ANNUALIZED RETURNS AND OPERATING RATIOS
   Earnings per share                                    $    0.30          $    0.25                  $    0.59         $    0.48
   Return on Average Assets                                  1.02%              0.96%                      1.01%             0.96%
   Return on Average Equity                                 13.66%             11.62%                     13.40%            11.62%
   Noninterest expense to
          average assets                                     1.50%              1.79%                      1.54%             1.84%
   Efficiency ratio                                         48.89%             54.28%                     49.40%            56.50%

OTHER SELECTED FINANCIAL RATIOS
   Interest rate spread                                      2.51%              2.72%                      2.54%             2.71%
   Net yield on interest-earning assets                      2.87%              3.09%                      2.91%             3.08%
   Yield on average interest-earning assets                  7.73%              7.81%                      7.73%             7.84%
   Cost of average interest-bearing liabilities              5.22%              5.09%                      5.19%             5.13%
   Non-performing loans to total loans                       0.25%              0.52%                      0.25%             0.52%
   Non-performing assets to total assets                     0.24%              0.40%                      0.24%             0.40%
   Net recoveries (charge-offs) to average loans             0.01%              0.00%                      0.00%             0.00%
   Capital ratios:
     Tangible capital ratio                                  7.25%              7.92%                      7.25%             7.92%
     Core capital ratio                                      7.25%              7.92%                      7.25%             7.92%
     Risk-based capital ratio                               12.29%             13.12%                     12.29%            13.12%
   Dividends per share                                   $    0.06           $  0.060                  $    0.12          $  0.115

   Annualized asset growth                                   9.82%             19.46%                     12.54%            15.07%
   Average total assets                                  $ 600,063           $517,642                   $586,089          $505,689
   Average loans, net (includes held for sale)             449,753            389,829                    440,904           366,911
   Average interest-earning assets                         585,825            504,023                    573,610           492,282
   Average deposits                                        516,253            448,042                    506,701           439,811
   Average advances from the FHLB                           28,039            19,773                      26,946            16,462
   Average shareholders' equity                             44,964            42,289                      44,362            41,975

Part I, Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Emerald Financial Corp. (Emerald or Company), a unitary thrift holding company, became the holding company of The Strongsville Savings Bank (Strongsville or Bank) in a tax-free exchange of shares of the Bank for shares of Emerald on March 6, 1997. As a result, Emerald owns and operates the Bank. All references to the Company or Emerald, unless otherwise indicated, refer to the Bank and its subsidiary on a consolidated basis. Strongsville was founded in 1961 as an Ohio-chartered, federally insured savings association whose business activities are concentrated in the greater Cleveland, Ohio area. The Company conducts its business through its home office in Strongsville and its thirteen additional full-service Community Financial Centers located in Cuyahoga, Lorain and Medina counties. The Company formed Emerald Development Corp., a wholly owned subsidiary, on June 3,1997. The development company was formed to take advantage of opportunities to develop real estate as well as to enter into joint real estate development ventures in the future.

     The Company's principal business has historically been attracting deposits from the general public and making loans secured by second mortgage liens on residential and other real estate. The Bank and the banking industry in general are significantly affected by prevailing economic conditions, the general level and trend of interest rates as well as by government policies and regulations concerning, among other things, fiscal affairs, housing and financial institutions.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

     Emerald's total assets were $603.1 million at June 30, 1997, representing an increase of $35.6 million, or 12.54%, annualized, for the six month period and $73.9 million, or 14.0% for the twelve month period ended June 30, 1997. The increase in assets was primarily concentrated in the loan portfolio. Emerald's loan portfolio increased $27.7 million during the six months and $45.3 million during the twelve months ended June 30, 1997. The increases in loans were funded primarily by increases in deposits.

     The Company's deposits were $522.1 million at June 30, 1997, representing an increase of $28.6 million, or 11.6% during the six month period and $63.5 million, or 13.8% for the twelve month period ended June 30, 1997.

     Net interest income was $4.2 million for the quarter ended June 30, 1997, an increase of $0.3 million over the second quarter of 1996. The increase in interest-earning assets, partially offset by a reduction in interest rate spread, caused the improvement. Average interest-earning assets increased $81.8 million from $504.0 million for the second quarter of 1996 to $585.8 million for the second quarter of 1997. The Bank's interest rate spread decreased 21 basis points from 2.72% during the second quarter of 1996 to 2.51% during the second quarter of 1997.

     Net income for the second quarter of 1997, at $1.5 million, was $0.3 million more than the $1.2 million for the same period in 1996. The increase was primarily due to the increase in net interest income.

     Net interest income was $8.3 million for the first half of 1997, an increase of $0.7 million over the first half of 1996. The increase in interest-earning assets, partially offset by a reduction in interest rate spread, caused the improvement. Average interest-earning assets increased $81.3 million from $492.3 million for the six months ended June 30, 1996 to $573.6 million for the like period in 1997. The Bank's interest rate spread decreased 17 basis points from 2.71% during the first half of 1996 to 2.54% during the first half of 1997.

     Net income for the first half of 1997, at $3.0 million, was $0.6 million more than the $2.4 million for the same period in 1996. The increase was primarily due to the increase in net interest income.

     Tables 1(a) and 1(b) present information regarding the average balances of interest-earning assets and interest-bearing liabilities, the total dollar amount of interest income from interest-earning assets and their average yields and the total dollar amount of interest expense on interest-bearing liabilities and their average rates. Table 1 also presents net interest income, interest-rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Interest-rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets. Average balance calculations were based on daily and monthly balances. Assets available for sale are included in the major asset category as if they were held-to-maturity.

                                   TABLE 1 (a)
                              AVERAGE BALANCE TABLE
                                                                FOR THE THREE MONTHS ENDED JUNE 30,
                                                        1997                                            1996
                                                AVERAGE                            YIELD/       AVERAGE                    YIELD/
                                                BALANCE    INTEREST                 RATE        BALANCE     INTEREST        RATE
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                $  449,753    $  9,222               8.20%      $  389,829   $  8,029         8.24%
Investment securities                             59,829         900               6.02%          62,652        956         6.10%
Mortgage-backed securities                        58,730         985               6.70%          44,234        758         6.85%
Other interest-earning assets                     17,513         208               4.74%           7,307         96         5.25%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    585,825      11,315               7.73%         504,022      9,839         7.81%
Noninterest-earning assets                        14,238                                          13,620
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                  $  600,063                                      $  517,642
====================================================================================================================================

INTEREST-BEARING LIABILITIES

Deposits  (2)                                 $  516,253     $ 6,687               5.18%      $  448,042   $  5,664         5.06%
Advances from FHLB                                28,039         422               6.02%          19,773        284         5.75%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               544,292       7,109               5.22%         467,815      5,948         5.09%
Noninterest-bearing liabilities                   10,807                                           7,538
Shareholders' equity                              44,964                                          42,289
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                          $  600,063                                      $  517,642
====================================================================================================================================

Net interest income                                         $  4,206                                       $  3,891
Interest-rate spread                                                               2.51%                                    2.72%
Net interest margin                                                                2.87%                                    3.09%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                                     107.63%                                  107.74%
------------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $411,000 and $494,000 for the three months ended June 30, 1997 and 1996, respectively.

(2) Deposits include noninterest-bearing demand accounts which were $11,559,000 and $9,264,000 at June 30, 1997 and 1996, respectively.

                                   TABLE 1(b)
                              AVERAGE BALANCE TABLE
                                                                    FOR THE SIX MONTHS ENDED JUNE 30
                                                        1997                                            1996
                                                 AVERAGE                           YIELD/        AVERAGE                  YIELD/
                                                 BALANCE    INTEREST                RATE         BALANCE   INTEREST        RATE
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                  $440,904     $17,986               8.16%        $366,911    $15,326       8.35%
Investment securities                             58,005       1,758               6.06%          68,228      2,053       6.02%
Mortgage-backed securities                        58,150       2,049               7.05%          47,517      1,651       6.95%
Other interest-earning assets                     16,551         389               4.70%           9,626        256       5.32%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    573,610      22,182               7.73%         492,282     19,286       7.84%
Noninterest-earning assets                        12,479                                          13,407
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                    $586,089                                        $505,689
====================================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                   $506,702     $13,044               5.15%         439,811    $11,231       5.11%
Advances from FHLB                                26,946         792               5.88%          16,462        479       5.82%
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               533,648      13,836               5.19%         456,273     11,710       5.13%
Noninterest-bearing liabilities                    8,079                                           7,441
Shareholders' equity                              44,362                                          41,975
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                            $586,089                                        $505,689
====================================================================================================================================

Net interest income                                          $ 8,346                                       $  7,576
Interest-rate spread                                                               2.54%                                  2.71%
Net interest margin                                                                2.91%                                  3.08%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                                     107.49%                                107.89%
------------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $792,000 and $992,000 for the three months ended June 30, 1997 and 1996, respectively.

(2) Deposits include noninterest-bearing demand accounts which were $11,559,000 and $9,264,000 at June 30, 1997 and 1996, respectively.

Tables 2(a) and 2(b) present certain information regarding changes in interest income and interest expense of the Company for the three month periods ended June 30, 1997 and 1996. The table shows the changes in interest income and interest expense by major category attributable to changes in the average balance (volume) and the changes in interest rates. The net change not attributable to either rate or volume is allocated on a prorata basis to the change in rate or volume. Assets available for sale are included in the major asset category as if they were held-to-maturity.

                                                                                            TABLE 2 (a)
                                                                                         RATE/VOLUME TABLE

                                                         THREE MONTHS ENDED JUNE 30,                     THREE MONTHS ENDED JUNE 30,
                                                            1997 COMPARED TO 1996                           1996 COMPARED TO 1995
                                                             INCREASE (DECREASE)                             INCREASE (DECREASE)
                                                              DUE TO CHANGES IN                               DUE TO CHANGES IN
                                                         VOLUME     RATE          TOTAL           VOLUME           RATE     TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                             $   1,232  $   (39)       $  1,193       $  1,962       $  (264)    $ 1,698
Investment securities                                        (43)     (13)            (56)          (352)          (60)       (412)
Mortgage-backed securities                                   243      (16)            227             41           (11)         30
Other                                                        120       (8)            112           (178)          (10)       (188)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      1,552      (76)          1,476          1,473          (345)      1,128
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                     885      138           1,023            659           (86)        573
Advances from FHLB                                           124       14             138             73           (21)         52
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                      1,009      152           1,161            732          (107)        625
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                             $  543   $  (228)      $    315       $    741       $  (238)    $   503
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        TABLE 2 (b)
                                                                                      RATE/VOLUME TABLE

                                                             SIX MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                              1997 COMPARED TO 1996                   1996 COMPARED TO 1995
                                                               INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                                DUE TO CHANGES IN                       DUE TO CHANGES IN
                                                         VOLUME     RATE          TOTAL          VOLUME         RATE        TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (In Thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                             $   2,999  $  (339)       $  2,660       $  3,198       $  (432)    $ 2,766
Investment securities                                       (309)      14            (295)          (419)          (25)       (444)
Mortgage-backed securities                                   374       24             398            278            (6)        272
Other                                                        158      (25)            133           (177)           12        (165)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      3,222     (326)          2,896          2,880          (451)      2,429
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                   1,724       89           1,813          1,472           311       1,783
Advances from FHLB                                           308        5             313             20           (17)          3
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      2,032       94           2,126          1,492           294       1,786
----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                          $   1,190  $  (420)       $    770       $  1,388       $  (745)    $   643
----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME
-------------------------------------------------------------------------------

     Net interest income is the primary component of net income and is determined by the characteristics of interest-earning assets and interest-bearing liabilities, including the spread, or the difference between the yields earned and the rates paid on those assets and liabilities. Net interest income is the difference between interest income and interest expense.

                                      Three months ended      Six months ended
                                        June 30, 1997           June 30, 1997
-------------------------------------------------------------------------------
                                               (Dollars in thousands)
Net interest income:
   Current period                           $ 4,206                $ 8,346
   Prior period                               3,891                  7,576
-------------------------------------------------------------------------------
Dollar change from prior period             $   315                $   770
===============================================================================
Percent change from prior period               8.10%                 10.16%
===============================================================================

Interest income
---------------

     Interest income for the three months ended June 30, 1997, was $11.3 million, compared to $9.8 million for the second quarter of 1996, an increase of $1.5 million or 15.00%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2. Average interest-earning assets increased to $585.8 million for the second quarter of 1997 from $504.0 million for the second quarter of 1996. The effect of the increase in interest-earning assets was offset somewhat by the 8 basis point decline in the average yield on interest-earning assets to 7.73% for the second quarter of 1997 from 7.81% for the like period in 1996.

     Interest income for the six months ended June 30, 1997, was $22.2 million, compared to $19.3 million for the first half of 1996, an increase of $2.9 million or 15.02%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2. Average interest-earning assets increased to $573.6 million for the first half of 1997 from $492.3 million for the first half of 1996. The effect of the increase in interest-earning assets was offset somewhat by the 11 basis point decline in the average yield on interest-earning assets to 7.73% for the first half of 1997 from 7.84% for the like period in 1996.

Interest expense
----------------

     Interest expense increased during the quarter ended June 30, 1997, compared to the same period in 1996 primarily due to an increase in average interest-bearing liabilities of $76.5 million, or 16.35%, combined with an increase in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $544.3 million and $467.8 million for the second quarter of 1997 and 1996, respectively. The average cost of interest-bearing liabilities increased 13 basis points to 5.22% for the second quarter of 1997 from 5.09% for the same period in 1996.

     Interest expense increased during the six months ended June 30, 1997, compared to the same period in 1996 primarily due to an increase in average interest-bearing liabilities of $77.3 million, or 16.96%, combined with an increase in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $533.6 million and $456.3 million for the first half of 1997 and 1996, respectively. The average cost of interest-bearing liabilities increased 6 basis points to 5.19% for the first half of 1997 from 5.13% for the same period in 1996.

Provision for loan losses
-------------------------

     The provision for loan losses for the three and six month periods ended June 30, 1997, were $91,000 and $169,000, respectively; compared to $23,000 and $28,000, respectively, for the same periods in 1996. The provisions for all periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

     Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME

-------------------------------------------------------------------------------
                                       Three months ended     Six months ended
                                         June 30, 1997          June 30, 1997
-------------------------------------------------------------------------------
                                                (Dollars in thousands)
Noninterest income:
   Current period                            $ 506                  $ 931
   Prior period                                393                    910
-------------------------------------------------------------------------------
Dollar change from prior period              $ 113                  $  21
===============================================================================
Percent change from prior period             28.84%                  2.34%
===============================================================================


     Noninterest income consists primarily of fees earned for servicing loans, providing services for customers and from gains on loan sales. The increase in noninterest income is primarily due to increased fee income. An increase in gains on sales of assets of $78,000 contributed to the increase for the second quarter of 1997 compared to the 1996 quarter. A decrease in gains on sales of assets of $109,000 offset the increase during the six months ended June 30, 1997 compared to the 1996 period.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------

                                        Three months ended    Six months ended
                                           June 30, 1997       June 30, 1997
--------------------------------------------------------------------------------
                                               (Dollars in thousands)
Noninterest expense:
   Current period                            $ 2,284              $ 4,570
   Prior period                                2,346                4,715
--------------------------------------------------------------------------------
Dollar change from prior period              $   (62)             $  (145)
================================================================================
Percent change from prior period               (2.60)%              (3.07)%
================================================================================

     The decrease in noninterest expense is primarily due to the reduction in the federal deposit insurance premium from 23(cent) per $100 of deposits during the three and six month periods ended June 30, 1996, to 6.5(cent) per $100 of deposits for the same periods in 1997. The decrease in federal deposit insurance premium expense was offset by an increase in the cost of human resources. Management is pleased with the efficiency ratio of 48.89%, which has improved from the 54.28% for the second quarter of 1996.

FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

     The Company provided $801,000 and $1,566,000 for federal income tax during the three and six month periods ended June 30, 1997, respectively; compared to the $671,000 and $1,311,000 provided for federal income taxes during the like periods in 1996. Net income before the provision for federal income taxes increased for the compared periods resulting in a corresponding increase in the provision for federal income taxes.

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

     The Bank is required to maintain an average daily balance of liquid assets equal to 5% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. The Bank's June 1997 monthly average of eligible liquid assets was 13.40%.

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

     Shareholders' equity was $45.7 million at June 30, 1997, an increase of $2,556,000, or 11.84%, annualized, during the first half of 1997. This increase was primarily the result of net income offset by dividends paid. Emerald paid dividends in the first half of 1997 of 12(cent) per share, an increase of 4.35% over the 11.5(cent) per share dividend paid in the first half of 1996.

     The Company's return on average assets was 1.01% and return on average equity was 13.40% for the first half of 1997.

     At June 30, 1997, the Bank was in excess of all capital requirements specified by federal regulations as shown by the following table.

                                      TANGIBLE      CORE        RISK-BASED
                                       CAPITAL     CAPITAL       CAPITAL
                                      ---------------------------------------
                                           (Dollars in thousands)
Capital amount -- Actual              $ 43,648    $ 43,648       $ 45,225
Capital amount -- Required               9,026      18,052         29,447
                                      ---------------------------------------
Amount in excess of requirement       $ 34,622    $ 25,596       $ 15,778
                                      =======================================

Capital ratio -- Actual                  7.25%       7.25%         12.29%
Capital ratio -- Required                1.50%       3.00%          8.00%
                                      ---------------------------------------
Amount in excess of requirement          5.75%       4.25%          4.29%
                                      =======================================

     Strongsville Savings' capital levels at June 30, 1997, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
-------------------------------------------------------------------------------

     Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of June 30, 1997, the Bank had 85.03% of total assets invested in Qualified Thrift Investments.

ASSET QUALITY
-------------------------------------------------------------------------------

     Table 3 sets forth information regarding non-performing assets at June 30, 1997, December 31, 1996, and June 30, 1996.

                                     TABLE 3
                         NON-PERFORMING ASSETS ANALYSIS
                                                           JUNE 30,        DECEMBER 31,         JUNE 30,
                                                             1997             1996                1996
-------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                                  $      61      $         600        $     247
   1-4 family - construction                                     413                  -                -
   Multi-family and Commercial
       real estate                                                 -                  -                -
   Land and development                                            -                  -                -
   Commercial non-real estate                                      -                  -               70
   Consumer and other                                             22                  5               20
--------------------------------------------------------------------------------------------------------
Total                                                            496                605              337

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                                        640                682            1,158
   1-4 family - construction                                       -                412              625
   Multi-family and Commercial
       real estate                                                 -                  -                -
   Land and development                                            -                  -                9
   Commercial non-real estate                                      -                  -                -
   Consumer and other                                              -                  -                8
--------------------------------------------------------------------------------------------------------
Total                                                            640              1,094            1,800

Total non-performing loans                                     1,136              1,699            2,137

Real estate owned                                                340                  -                -
--------------------------------------------------------------------------------------------------------

Total non-performing assets                                $   1,476      $       1,699        $   2,137
========================================================================================================

Allowances for loan losses                                 $   1,577      $       1,423        $   1,170
========================================================================================================

Non-performing loans to total loans-net                         0.25%              0.40%            0.52%
Non-performing assets to total assets                           0.24%              0.30%            0.40%
Allowance for loan losses to ending
   loan balance (before allowance)                              0.35%              0.33%            0.29%
Allowance for loan losses to
   non-performing loans                                       138.85%             83.76%           54.74%
--------------------------------------------------------------------------------------------------------

     Table 4 presents information concerning activity in the allowance for loan losses during the quarters ended June 30, 1997 and 1996.

----------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 4
                                          ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                 For the Three Months Ended  For the Six Months Ended
                                                           June 30,                  June 30,
                                                      1997        1996        1997        1996
----------------------------------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Allowance at the beginning of the period          $    1,500  $    1,146  $    1,423  $    1,168
Provision charged to expense                              91          23         169          28

Charge-offs:
------------
   1-4 family - permanent                                  5          --             5        --
   1-4 family - construction                              --          --          --          --
   Multi-family and Commercial
       real estate                                        --          --          --          --
   Land and development                                   --          --          --          --
   Commercial non-real estate                             --          --          --          --
   Consumer and other                                     14          --            19        27
----------------------------------------------------------------------------------------------------------------------------
                                                          19          --            24        27
Recoveries
----------
   1-4 family - permanent                                 --          --          --          --
   1-4 family - construction                              --          --          --          --
   Multi-family and Commercial
       real estate                                        --          --          --          --
   Land and development                                   --          --          --          --
   Commercial non-real estate                             --          --          --          --
   Consumer and other                                      5           1           9           1
----------------------------------------------------------------------------------------------------------------------------
                                                           5           1           9           1
----------------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                             (14)          1         (15)        (26)
----------------------------------------------------------------------------------------------------------------------------

Allowance at the end of the period                $    1,577  $    1,170  $    1,577  $    1,170
============================================================================================================================

Net charge-offs during the period to average
loans outstanding during the period
(Annualized)                                            0.01%       0.00%      0.00%       0.00%
----------------------------------------------------------------------------------------------------------------------------

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

TABLE A
         Table A sets forth the composition of the Bank's loan portfolio at June 30, 1997, December 31, 1996, and June 30, 1996.

--------------------------------------------------------------------------------------------------------------------
                                                  LOAN PORTFOLIO COMPOSITION

                                                  June 30, 1997         December 31, 1996           June 30, 1996
                                              Amount       Percent     Amount       Percent     Amount       Percent
--------------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                                (Dollars In Thousands)
Permanent first mortgage loans:
      1-4 family                            $  314,328       69.65% $  301,284       70.88% $  289,030       70.97%
      Multi-family                                 991        0.22%      1,049        0.25%      1,107        0.27%
      Commercial real estate                    52,280       11.58%     46,883       11.03%     42,445       10.42%
      Land                                         283        0.06%        195        0.05%        332        0.08%

   Construction first mortgage loans:
      Residential development                   54,591       12.09%     54,670       12.85%     57,489       14.12%
      1-4 family                                44,317        9.82%     37,049        8.72%     39,189        9.62%
      Multi-family                                --          0.00%        240        0.06%      1,439        0.35%
      Commercial real estate                     1,288        0.30%      2,376        0.56%      4,943        1.22%
--------------------------------------------------------------------------------------------------------------------
Total mortgage loans                           468,078      103.72%    443,746      104.40%    435,974      107.05%

OTHER LOANS
   Commercial                                    4,695        1.04%      4,250        1.00%      3,541        0.87%
   Consumer                                     12,532        2.78%      9,118        2.14%      8,417        2.07%
--------------------------------------------------------------------------------------------------------------------
 Total other loans                              17,227        3.82%     13,368        3.14%     11,958        2.94%
--------------------------------------------------------------------------------------------------------------------

Total loans                                    485,305      107.54%    457,114      107.54%    447,932      109.99%

Less:
   Loans in process                             28,826        6.39%     26,676        6.28%     35,208        8.64%
   Allowance for loan losses                     1,577        0.35%      1,423        0.33%      1,170        0.29%
   Deferred yield items                          3,607        0.80%      3,955        0.93%      4,304        1.06%
--------------------------------------------------------------------------------------------------------------------
                                                34,010        7.54%     32,054        7.54%     40,682        9.99%
--------------------------------------------------------------------------------------------------------------------
 Total loans held for investment-Net        $  451,295      100.00% $  425,060      100.00% $  407,250      100.00%
=====================================================================================================================
 Real estate loans held for sale            $    2,264              $      795              $    1,022
=====================================================================================================================

--------------------------------------------------------------------------------
                                       20

TABLE B

     Table B sets forth the activities in the Bank's loan portfolio for the three and six month periods ended June 30, 1997, and 1996.

--------------------------------------------------------------------------------------------------------------------
                                          ACTIVITY IN THE LOAN PORTFOLIO

                                              For the Three Months Ended              For the Six Months Ended
                                                         June 30,                              June 30,
                                                    1997            1996                 1997             1996
--------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS

      1-4 family                            $     25,666    $     49,262       $     44,929   $       89,430
      Multi-family                                     -               -                  -                -
      Commercial real estate                       1,169             465              2,629            2,765
      Land                                           165               -                245                -
------------------------------------------------------------------------------------------------------------------
                                                  27,000          49,727             47,803           92,195

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS

      Residential development                      7,122          16,399             18,616           26,480
      1-4 family                                  17,044          16,954             25,301           25,928
      Multi-family                                     -               -                  -                -
      Commercial real estate                         735           1,425              1,643            1,425
------------------------------------------------------------------------------------------------------------------
                                                  24,901          34,778             45,560           53,833

NONMORTGAGE LOANS
   Commercial                                      1,218             579              1,683            1,174
   Consumer                                        5,576           1,084             11,138            1,470
------------------------------------------------------------------------------------------------------------------
                                                   6,794           1,663             12,821            2,644
------------------------------------------------------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                           58,695          86,168            106,184          148,672

PURCHASED LOANS
      Commercial real estate                           -               -              4,422                -
------------------------------------------------------------------------------------------------------------------
TOTAL NEW LOANS                                   58,695          86,168            110,606          148,672

LESS
     Principal repayments                         35,072          30,586             60,462           56,076
     Loan sales                                   13,412             280             20,445            8,346
------------------------------------------------------------------------------------------------------------------
                                                  48,484          30,866             80,907           64,422
------------------------------------------------------------------------------------------------------------------

NET INCREASE IN LOANS                       $     10,211    $     55,302       $     29,699   $       84,250
==================================================================================================================

------------------------------------------------------------------------------------------------------------------

TABLE C

     Table C sets forth the composition of the Bank's deposits by interest rate category at June 30, 1997, December 31, 1996, and June 30, 1996.


------------------------------------------------------------------------------------------------------------------

                                                                              DEPOSIT COMPOSITION

                                ----------------------------------------------------------------------------------
                                          June 30, 1997           December 31, 1996           June 30, 1996
                                Wtd Avg                       Wtd Avg                   Wtd Avg
                                  Cost     Amount    Percent   Cost    Amount   Percent   Cost    Amount  Percent
------------------------------------------------------------------------------------------------------------------
                                                              (Dollars In thousands)
PASSBOOK ACCOUNTS                 2.91    $ 48,808    9.35%    2.90   $ 46,034    9.33%   2.88  $ 47,552   10.37%
NOW ACCOUNTS                      1.99%     31,678    6.07%    2.02%    29,661    6.01%   2.02%   28,861    6.29%
MONEY MARKET DEPOSIT ACCOUNTS     2.53%     16,663    3.19%    2.53%    17,882    3.62%   2.53%   20,436    4.46%
COMMERCIAL ACCOUNTS               0.00%     11,082    2.12%    0.00%    11,535    2.34%   0.00%    9,264    2.02%
------------------------------------------------------------------------------------------------------------------
                                  2.28%    108,231    20.73%   2.27%   105,112   21.30%   2.33%  106,113   23.14%
CERTIFICATES OF DEPOSIT:
     4.50% and less               2.52%      1,237    0.24%    2.54%     1,849    0.37%   2.99%    3,100    0.68%
     4.51% to 5.50%               5.28%     87,857    16.83%   5.34%   116,857   23.68%   5.27%  119,458   26.04%
     5.51% to 6.50%               6.05%    250,809    48.04%   6.03%   187,013   37.90%   5.96%  134,058   29.23%
     6.51% to 7.50%               7.33%     65,659    12.57%   7.33%    73,823   14.96%   7.28%   86,665   18.89%
     7.51% and greater            8.89%      8,326    1.59%    8.86%     8,817    1.79%   8.84%    9,264    2.02%
------------------------------------------------------------------------------------------------------------------
                                  6.13%    413,888    79.27%   6.11%   388,359   78.70%   6.10%  352,545   76.86%
------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                    5.34%   $522,119    100.00%  5.29%  $493,471   100.00%  5.23% $458,658   100.00%
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------

TABLE D

     Table D sets forth the remaining terms to maturity for the certificates of deposit at June 30, 1997.

CERTIFICATES OF DEPOSIT MATURING DURING:
                (In Thousands)
The year ending June 30, 1998           $ 272,516
The year ending June 30, 1999              53,596
The year ending June 30, 2000              41,516
The year ending June 30, 2001               7,353
The year ending June 30, 2002               5,836
After June 30, 2002                        33,071
==================================================
                                        $ 413,888
==================================================

PART II

ITEM 4  Submission of Matters  to a Vote of Security Holders
        ----------------------------------------------------

        (a)     The Annual Meeting of Shareholders was held on April 24, 1997.

        (b) The following three directors were elected for the three year term stated. All were elected without opposition.

                         Director              Term
                --------------------------------------------------------
                Joan M. Dzurilla               1997 to 2000
                Mike Kalinich. Sr.             1997 to 2000
                Thomas P. Perciak              1997 to 2000

                The remaining directors and year in which their current term expires are as follows:


                         Director              Term
                --------------------------------------------------------
                John F. Ziegler                       1998
                William A. Fraunfelder, Jr.           1998
                Glenn W. Goist                        1998
                George P. Bohnert, Jr.                1999
                John J. Plucinsky                     1999
                Kenneth J. Piechowski                 1999

        (c) The following matters were voted upon at the Annual Shareholders Meeting, with the allocation of the votes cast indicated.

                (i) Election of three directors for three-year terms expiring in 2000. The nominees were elected and the record of votes was as follows:

                          Nominee          Votes for      Votes       Abstaining   Shares not
                                                         against         Votes       Voted
                -----------------------------------------------------------------------------
                Joan M. Dzurilla        2,016,987.380       0      26,153.000     487,659.620
                Mike Kalinich, Sr       2,017,787.380       0      25,353.000     487,659.620
                Thomas P. Perciak       2,019,187.380       0      23,953.000     487,659.620

                (ii) Ratification of Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1997.

                Deloitte & Touche LLP were ratified as proposed and the record of votes was as follows:

                   Votes            Votes    Abstaining    Shares not
                    for            against     Votes         Voted
                ------------------------------------------------------
                2,016,974.620     4,587.000   21,578.760     487,659.620

         (d)    Not applicable.

ITEM 5   Exhibits and Reports on Form 8-K

         (a)    Not applicable

         (b)    No reports on Form 8-K were filed during the quarter.

ITEM 6(a)  Exhibits

         10.    Material Contracts - See exhibit index

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Emerald Financial Corp.
                            ------------------------
                                  (Registrant)

Date  August 8, 1997              /s/ THOMAS P. PERCIAK  .
      ----------------            ------------------------
                                  Thomas P. Perciak,
                                  President & Chief Executive Officer

Date  August 8, 1997              /s/ JOHN F. ZIEGLER       .
      ----------------            ---------------------------
                                  John F. Ziegler,
                                  Executive Vice President &
                                  Chief Financial Officer

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------------------------------------------
     Exhibit                                                                                         Attachment
     Number                            Description                                                     Number
-------------------------------------------------------------------------------------------------------------------
     10 (a)       Amendment No. 1 to Employment Agreement                                                10 (a)
                      (Thomas P. Perciak)
-------------------------------------------------------------------------------------------------------------------
     10 (b)       Amendment No. 1 to Employment Agreement                                                10 (b)
                      (John F. Ziegler)
-------------------------------------------------------------------------------------------------------------------
     10 (c)       Amendment to Executive Supplemental Benefit Agreement                                  10 (c)
                  Dated January 1, 1995
                       (Thomas P. Perciak)
-------------------------------------------------------------------------------------------------------------------
     10 (d)       Amendment to Executive Supplemental Benefit Agreement                                  10 (d)
                  Dated January 1, 1995
                       (John F. Ziegler)
-------------------------------------------------------------------------------------------------------------------
     10 (e)       Split Dollar Life Insurance Agreement                                                  10 (e)
                      (Thomas P. Perciak)
-------------------------------------------------------------------------------------------------------------------
     10 (f)       Split Dollar Life Insurance Agreement                                                  10 (f)
                      (John F. Ziegler)
-------------------------------------------------------------------------------------------------------------------
     10 (g)       Executive Supplemental Benefit Agreement                                               10 (g)
                      (Thomas P. Perciak)
-------------------------------------------------------------------------------------------------------------------
     10 (h)       Executive Supplemental Benefit Agreement                                               10 (h)
                      (John F. Ziegler)
-------------------------------------------------------------------------------------------------------------------
     10 (i)       Amendment No. 1 to The Severance Agreement                                             10 (i)
                       (Paula M. Dewey)
-------------------------------------------------------------------------------------------------------------------
     10 (j)       Amendment No. 1 to The Severance Agreement                                             10 (j)
                       (Cynthia W. Gannon)
-------------------------------------------------------------------------------------------------------------------
     10 (k)       Amendment No. 1 to The Severance Agreement                                             10 (k)
                       (William J. Harr, Jr.)
-------------------------------------------------------------------------------------------------------------------
     10 (l)       Amendment No. 1 to Executive Supplemental Benefit                                      10 (l)
                       Agreement
                       (Paula M. Dewey)
-------------------------------------------------------------------------------------------------------------------
     10 (m)       Amendment No. 1 to Executive Supplemental Benefit                                      10 (m)
                       Agreement
                       (Cynthia W. Gannon)
-------------------------------------------------------------------------------------------------------------------
     10 (n)       Amendment No. 1 to Executive Supplemental Benefit                                      10 (n)
                       Agreement
                       (William J. Harr, Jr.)
-------------------------------------------------------------------------------------------------------------------