Form 10-Q
period 1997-09-30
EMERALD FINANCIAL CORP
filed 1997-11-04
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

[ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the transition period from________________ to_____________

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                       OHIO                                        34-1842953
         -------------------------------                           ----------
         (State or other jurisdiction of                         (IRS Employer
         incorporation or organization)                      Identification No.)

           14092 PEARL ROAD
           STRONGSVILLE, OHIO                                         44136
           ------------------                                         -----
         (Address of principal executive offices)                   (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (440) 238-7311

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
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                               5,071,600
--------------------------------------------------------------------------------
         (Class)                               (Outstanding at October 31, 1997)




                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS
                                -----------------


PART I.           FINANCIAL INFORMATION                                                          PAGE
         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of September 30, 1997, and
                  December 31, 1996..............................................................   2

                  Consolidated Statements of Income for
                  the Three and Nine Month Periods Ended September
                  30, 1997 and 1996..............................................................   3

                  Consolidated Statements of Cash Flows
                  for the Nine Month Periods Ended September
                  30, 1997 and 1996..............................................................   4

                  Notes to Consolidated Financial Statements.....................................   5

        Selected Financial Information...........................................................   8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................   9

                  Tables.........................................................................  20

PART II.          OTHER INFORMATION

         Item 4.  Submission of Matters to Vote of Security Holders..............................  23

         Item 6.  Exhibits and Reports on Form 8-K...............................................  23

SIGNATURES ......................................................................................  24




                                            EMERALD FINANCIAL CORP.
                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                  (Unaudited)
                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                  1997               1996
-----------------------------------------------------------------------------------------------------------------
                                                                          (In thousands, except per share data)
ASSETS:
  CASH AND CASH EQUIVALENTS
    Cash and deposits with banks                                                   $   3,107           $   3,146
    Interest bearing deposits with banks                                               6,843               4,406
  INVESTMENT SECURITIES
    Held-to-maturity  (fair values of $19,541 and $47,496 at
       September 30, 1997 and December 31, 1996, respectively)                        19,930              47,684
    Available for sale  (at fair value)                                               35,342              21,996
  MORTGAGE-BACKED SECURITIES
    Held-to-maturity  (fair values of $28,194 and $33,104 at
       September 30, 1997 and December 31, 1996, respectively)                        27,573              32,536
    Available for sale  (at fair value)                                               26,876              19,644
  LOANS-NET
    (Including allowance for loan losses of $1,687 and $1,423 at
       September 30, 1997 and December 31, 1996, respectively)                       466,599             425,060
  Loans held for sale                                                                  2,649                 795
  Accrued interest receivable                                                          3,718               3,238
  Federal Home Loan Bank stock-at cost                                                 3,441               2,831
  Premises and equipment-net                                                           4,163               3,939
  Prepaid expenses and other assets                                                    3,252               2,215
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $ 603,493           $ 567,490
=================================================================================================================

LIABILITIES:
  Deposits                                                                         $ 522,657           $ 493,471
  Federal Home Loan Bank advances                                                     28,188              25,234
  Deferred federal income tax                                                          1,856               1,584
  Advance payments by borrowers                                                          767               1,502
  Accrued interest payable                                                               677                 586
  Accounts payable and other                                                           2,267               1,955
-----------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                                             556,412             524,332

SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares authorized,
    5,071,600 shares issued and outstanding                                            9,928               9,831
  Fair value adjustment, net of tax effect                                                93                 (95)
  Retained earnings                                                                   37,060              33,422
-----------------------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                                     47,081              43,158
-----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                             $ 603,493           $ 567,490
=================================================================================================================






       See notes to consolidated financial statements


                                                                    EMERALD FINANCIAL CORP.
                                                               CONSOLIDATED STATEMENTS OF INCOME
                                                                          (Unaudited)

                                                            THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                                  1997            1996                  1997                1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                              (Dollars In thousands, except per share data)
INTEREST INCOME
   Loans                                                       $ 9,384         $ 8,434               $ 27,370            $ 23,760
   Investment securities                                           977             888                  2,735               2,941
   Mortgage-backed securities                                      950             699                  2,999               2,350
   Other                                                           139              88                    528                 344
----------------------------------------------------------------------------------------------------------------------------------
                                                                11,450          10,109                 33,632              29,395
INTEREST EXPENSE
   Deposits                                                      6,805           6,007                 19,849              17,238
   Advances from the Federal Home Loan Bank                        456             272                  1,248                 751
----------------------------------------------------------------------------------------------------------------------------------
                                                                 7,261           6,279                 21,097              17,989
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                              4,189           3,830                 12,535              11,406
Provision for loan losses                                          108             285                    277                 313
----------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               4,081           3,545                 12,258              11,093

NON-INTEREST INCOME
   Gain on sale of assets                                          114             418                    265                 679
   Loan service fees                                               191             149                    534                 471
   Other                                                           293             178                    730                 505
----------------------------------------------------------------------------------------------------------------------------------
                                                                   598             745                  1,529               1,655

NON-INTEREST EXPENSE
   Salaries and employee benefits                                  989             960                  3,060               2,770
   Net occupancy and equipment                                     400             394                  1,168               1,139
   Franchise tax                                                   146             140                    439                 420
   Federal deposit insurance                                        79             251                    234                 734
   Amortization of goodwill                                         30              33                     92                 100
   Other                                                           643             623                  1,864               1,953
----------------------------------------------------------------------------------------------------------------------------------
     Non-interest expense                                        2,287           2,401                  6,857               7,116
  One-time SAIF assessment                                           -           2,481                      -               2,481
----------------------------------------------------------------------------------------------------------------------------------
                                                                 2,287           4,882                  6,857               9,597
----------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE FEDERAL INCOME TAXES                               2,392            (592)                 6,930               3,151

Provision for federal income taxes                                 815            (179)                 2,381               1,132
----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                     $ 1,577         $  (413)              $  4,549            $  2,019
==================================================================================================================================

Earnings per common share
     Primary                                                   $  0.31         $ (0.08)              $   0.90            $   0.40
     Fully diluted                                             $  0.30         $ (0.08)              $   0.87            $   0.40

       See notes to consolidated financial statements




                                            EMERALD FINANCIAL CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        1997                1996
------------------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $ 4,549             $ 2,019
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities
          Provision for loan losses                                                      277                 313
          Gain from sale of assets                                                      (265)               (679)
          Depreciation and amortization                                                  570                 610
          Accretion of discounts and other deferred yield items                       (1,801)             (1,638)
          Effect of change in accrued interest
             receivable and payable                                                     (389)                  6
          Federal Home Loan Bank stock dividends                                        (170)               (136)
          Deferred federal income taxes                                                  174                 (26)
          Net change in other assets and liabilities                                    (816)              3,096
          Proceeds from sale of loans held for sale                                   35,954              20,100
          Originations of loans held for sale                                        (37,297)            (19,295)
------------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      786               4,370

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                             (35,356)            (89,372)
   Purchases of:
     Mortgage-backed securities and loans                                            (14,400)             (3,149)
     Investment securities                                                           (45,451)            (17,300)
     Premises and equipment                                                             (682)               (621)
     Federal Home Loan Bank Stock                                                       (440)               (239)
   Proceeds from:
     Sale premises & equipment                                                             -                 640
     Mortgage-backed securities principal repayments                                   5,943               8,818
     Sales of available for sale mortgage-backed securities                            1,300               6,744
     Investment securities maturities and principal repayments                        51,655              36,232
     Sales of available for sale investment securities                                 8,467                   -
   Net expenditures on foreclosed real estate                                           (911)               (147)
   Proceeds from sale of foreclosed real estate                                          897                   -
------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (28,978)            (58,394)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in non-interest bearing demand, savings,
     and NOW deposit accounts                                                          3,825              (4,787)
   Net increase in time deposits                                                      25,361              46,784
   Payments on advances from the Federal Home Loan Bank                              (20,446)            (54,695)
   Proceeds from advances from the Federal Home Loan Bank                             23,400              58,650
   Net decrease in escrows                                                              (735)               (436)
   Common stock issued                                                                    96                   -
   Payment of dividends on common stock                                                 (911)               (886)
------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             30,590              44,630
------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                2,398              (9,394)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                                  7,552              15,509
------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                                      $ 9,950             $ 6,115
========================================================================================================================
INTEREST PAID                                                                        $21,006             $17,935
========================================================================================================================
INCOME TAXES PAID                                                                    $ 2,075             $ 1,863
========================================================================================================================

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

2.       BASIS OF PRESENTATION
         ---------------------

                  The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiaries, The Strongsville Savings Bank and Emerald Development Corp. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 1997 and 1996; (b) the financial condition at September 30, 1997, and December 31, 1996; and (c) the statements of cash flows for the nine month periods ended September 30, 1997 and 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for a full year.

                  Certain prior period data has been reclassified to conform to current year presentation.

3.       STATEMENTS OF CASH FLOWS
         ------------------------

                  For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with maturities of less than three months to be cash equivalents.


4.       EARNINGS PER SHARE
         ------------------

         Primary and diluted earnings per share are calculated using the weighted average number of shares of capital stock and capital stock equivalents outstanding for the period. The weighted average number of shares of capital stock outstanding has been retroactively adjusted to reflect the two-for-one stock split effective May 15, 1997 for shareholders of record on May 1, 1997.

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

         In June 1997, the FASB issued STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general- purpose financial statments. This statement is effective for fiscal years beginning after December 15, 1997.


                                                  SELECTED FINANCIAL INFORMATION

                                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                                 1997              1996 (a)             1997              1996 (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Unaudited
                                                                     (Dollars in thousands, except per-share data)
ANNUALIZED RETURNS AND OPERATING RATIOS
   Earnings per share - primary                           $       0.31       $       0.24         $       0.90       $      0.72
   Earnings per share - fully diluted                             0.30       $       0.24                 0.87              0.72
   Weighted average number of shares outstanding             5,065,383          5,061,600            5,062,875         5,061,600
   Common stock equivalents                                  5,252,275          5,099,344            5,249,767         5,099,344
   Dividends per share                                    $       0.06             $ 0.06         $       0.18       $      0.175
   Return on Average Assets                                       1.04%              0.91%                1.02%             0.95%
   Return on Average Equity                                      13.68%             11.49%               13.50%            11.55%
   Noninterest expense to
          average assets                                          1.51%              1.77%                1.53%             1.81%
   Efficiency ratio                                              48.79%             56.98%               49.20%            56.66%

OTHER SELECTED FINANCIAL RATIOS
   Interest rate spread                                           2.48%              2.56%                2.53%             2.65%
   Net yield on interest-earning assets                           2.84%              2.93%                2.89%             3.03%
   Yield on average interest-earning assets                       7.76%              7.74%                7.74%             7.80%
   Cost of average interest-bearing liabilities                   5.28%              5.18%                5.21%             5.15%
   Non-performing loans to total loans                            0.31%              0.51%                0.31%             0.51%
   Non-performing assets to total assets                          0.24%              0.42%                0.24%             0.42%
   Net recoveries (charge-offs) to average loans                  0.00%             -0.02%                0.00%            -0.02%
   Capital ratios of thrift subsidiary:
     Tangible capital ratio                                       7.52%              7.61%                7.52%             7.61%
     Core capital ratio                                           7.52%              7.61%                7.52%             7.61%
     Risk-based capital ratio                                    12.65%             12.77%               12.65%            12.77%
   Shareholders' Equity per share                         $       9.28       $       8.53         $       9.28       $      8.53
   Tangible Equity per share                                      9.13               8.39                 9.13              8.39
   Average total assets                                        603,756            535,617              592,043           515,775
   Average loans, net (includes held for sale)                 458,261            416,668              446,754           383,679
   Average interest-earning assets                             590,068            522,241              579,156           502,378
   Average deposits                                            520,151            466,385              511,535           448,766
   Average advances from the FHLB                               30,063             18,313               27,997            17,086
   Average shareholders' equity                                 46,093             42,622               44,945            42,193
   Annualized asset growth                                        0.27%              9.83%                8.46%            13.57%

 (a) The effect of the one-time SAIF premium assessed on September 30, 1996 is excluded from all relevant calculations for the three and nine month periods ended September 30, 1996.


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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

         Emerald's total assets were $603.5 million at September 30, 1997, representing an increase of $36.0 million, or 8.46%, annualized, for the nine month period and $61.3 million, or 11.3% for the twelve month period ended September 30, 1997. The increase in assets was primarily concentrated in the loan portfolio. Emerald's loan portfolio increased $43.4 million during the nine months and $42.7 million during the twelve months ended September 30, 1997. The increases in loans were funded primarily by increases in deposits.

         The Company's deposits were $522.7 million at September 30, 1997, representing an increase of $29.2 million, or 7.8% during the nine month period and $48.1 million, or 10.1% for the twelve month period ended September 30, 1997.

         Net interest income was $4.2 million for the quarter ended September 30, 1997, an increase of $0.4 million over the third quarter of 1996. The increase in interest-earning assets, partially offset by a reduction in interest rate spread, caused the improvement.

Average interest-earning assets increased $67.9 million from $522.2 million for the third quarter of 1996 to $590.1 million for the third quarter of 1997. The Bank's interest rate spread decreased 8 basis points from 2.56% during the third quarter of 1996 to 2.48% during the third quarter of 1997.

         Net income for the third quarter of 1997, at $1.6 million, was $0.4 million more than the $1.2 million for the same period in 1996, as adjusted. The third quarter 1996 net income was adjusted for the effect of the one-time SAIF premium assessed on September 30, 1996, an after-tax charge to income of $1.6 million. The increase was primarily due to the increase in net interest income.

         Net interest income was $12.5 million for the first nine months of 1997, an increase of $1.1 million over the first nine months of 1996. The increase in interest-earning assets, partially offset by a reduction in interest rate spread, caused the improvement. Average interest-earning assets increased $76.8 million from $502.4 million for the nine months ended September 30, 1996 to $579.2 million for the like period in 1997. The Bank's interest rate spread decreased 12 basis points from 2.65% during the first nine months of 1996 to 2.53% during the like period in 1997.

         Net income for the first three quarters of 1997, at $4.5 million, was $0.9 million more than the $3.6 million for the same period in 1996, as adjusted. 1996 net income was adjusted for the effect of the one-time SAIF premium assessed on September 30, 1996, an after-tax charge to income of $1.6 million. The increase was primarily due to the increase in net interest income.

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



-----------------------------------------------------------------------------------------------------------------------------------
                                                           TABLE 1 (a)
                                                      AVERAGE BALANCE TABLE

                                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                           1997                                          1996
                                       AVERAGE BALANCE   INTEREST     YIELD/RATE    AVERAGE BALANCE    INTEREST        YIELD/RATE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                             $ 458,261    $ 9,384          8.19%      $ 416,668           $ 8,434             8.10%
Investment securities                         62,455        977          6.26%         57,617               888             6.17%
Mortgage-backed securities                    56,800        950          6.69%         40,398               699             6.92%
Other interest-earning assets                 12,551        139          4.45%          7,558                88             4.68%
---------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                590,067     11,450          7.76%        522,241            10,109             7.74%
Noninterest-earning assets                    13,689                                   13,376
=================================================================================================================================
TOTAL ASSETS                               $ 603,756                                $ 535,617
=================================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                              $ 520,151    $ 6,805          5.23%      $ 466,385            $ 6,007            5.15%
Advances from FHLB                            30,063        456          6.07%         18,313                272            5.94%
---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities           550,214      7,261          5.28%        484,698              6,279            5.18%
Noninterest-bearing liabilities                7,449                                    8,297
Shareholders' equity                          46,093                                   42,622
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                       $ 603,756                                $ 535,617
=================================================================================================================================

Net interest income                                     $ 4,189                                          $ 3,830
Interest-rate spread                                                     2.48%                                              2.56%
Net interest margin                                                      2.84%                                              2.93%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                           107.24%                                            107.75%
---------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $403,000 and $404,000 for the three months ended September 30, 1997 and 1996, respectively.

(2)  Deposits include noninterest-bearing demand accounts which were $11,858,000 and $10,231,000 at
      September 30, 1997 and 1996, respectively.






-----------------------------------------------------------------------------------------------------------------------------------
                                                            TABLE 1(b)
                                                      AVERAGE BALANCE TABLE

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                             1997                                           1996
                                         AVERAGE BALANCE   INTEREST     YIELD/ RATE    AVERAGE BALANCE    INTEREST     YIELD/RATE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                            $ 446,753        $27,370        8.17%           $ 383,679       $23,760          8.26%
Investment securities                        59,505          2,735        6.13%              64,652         2,941          6.07%
Mortgage-backed securities                   57,695          2,999        6.93%              45,118         2,350          6.94%
Other interest-earning assets                15,203            528        4.63%               8,929           344          5.14%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               579,156         33,632        7.74%             502,378        29,395          7.80%
Noninterest-earning assets                   12,887                                          13,397
====================================================================================================================================
TOTAL ASSETS                              $ 592,043                                       $ 515,775
====================================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                             $ 511,535        $19,849        5.17%           $ 448,766       $17,238          5.12%
Advances from FHLB                           27,997          1,248        5.94%              17,086           751          5.86%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities          539,532         21,097        5.21%             465,852        17,989          5.15%
Noninterest-bearing liabilities               7,566                                           7,730
Shareholders' equity                         44,945                                          42,193
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                      $ 592,043                                       $ 515,775
====================================================================================================================================

Net interest income                                        $12,535                                        $11,406
Interest-rate spread                                                      2.53%                                            2.65%
Net interest margin                                                       2.89%                                            3.03%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                            107.34%                                          107.84%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $1,195,000 for the each of the nine month periods ended September 30, 1997 and 1996.

(2)  Deposits include noninterest-bearing demand accounts which were $11,858,000 and $10,231,000 at
      September 30, 1997 and 1996, respectively.

Tables 2(a) and 2(b) present certain information regarding changes in interest income and interest expense of the Company for the three month periods ended September 30, 1997 and 1996. The table shows the changes in interest income and interest expense by major category attributable to changes in the average balance (volume) and the changes in interest rates. The net change not attributable to either rate or volume is allocated on a prorata basis to the change in rate or volume. Assets available for sale are included in the major asset category as if they were held-to-maturity.


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                TABLE 2 (a)
                                                                                             RATE/VOLUME TABLE

                                                          THREE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                                               1997 COMPARED TO 1996                   1996 COMPARED TO 1995
                                                                INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                                 DUE TO CHANGES IN                       DUE TO CHANGES IN

                                                           VOLUME       RATE       TOTAL          VOLUME        RATE          TOTAL
===================================================================================================================================
                                                                                       (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                             $    855     $   95     $   950       $   2,071      $  (408)      $   1,663
Investment securities                                        76         13          89            (370)         (20)           (390)
Mortgage-backed securities                                  274        (23)        251            (188)         (16)           (204)
Other                                                        55         (4)         51             (78)         (23)           (101)
------------------------------------------------------------------------------------------------------------------------------------
Total                                                     1,260         81       1,341           1,435         (467)            968
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                    703         95         798             720         (129)            591
Advances from FHLB                                          178          6         184              61          (13)             48
------------------------------------------------------------------------------------------------------------------------------------
Total                                                       881        101         982             781         (142)            639
------------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                          $    379     $  (20)    $   359       $     654      $  (325)      $     329
===================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                TABLE 2 (b)
                                                                                             RATE/VOLUME TABLE

                                                         NINE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                              1997 COMPARED TO 1996                    1996 COMPARED TO 1995
                                                               INCREASE (DECREASE)                      INCREASE (DECREASE)
                                                                DUE TO CHANGES IN                        DUE TO CHANGES IN

                                                         VOLUME        RATE        TOTAL          VOLUME        RATE      TOTAL
===================================================================================================================================
                                                                                 (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                             $  3,866     $ (256)    $ 3,610       $   5,271      $  (842)      $   4,429
Investment securities                                      (235)        29        (206)           (791)         (43)           (834)
Mortgage-backed securities                                  652         (3)        649              87          (19)             68
Other                                                       214        (30)        184            (252)         (14)           (266)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                     4,497       (260)      4,237           4,315         (918)          3,397
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                  2,441        170       2,611           2,225          149           2,374
Advances from FHLB                                          486         11         497              96          (46)             50
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                     2,927        181       3,108           2,321          103           2,424
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                          $  1,570     $ (441)    $ 1,129       $   1,994      $(1,021)      $     973
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------


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

                                                      Three months ended                Nine months ended
                                                      September 30, 1997               September 30, 1997
---------------------------------------------- --------------------------------- --------------------------------
                                                                    (Dollars in thousands)
Net interest income:
   Current period                                          $ 4,189                          $ 12,535
   Prior period                                              3,830                            11,406
---------------------------------------------- --------------------------------- --------------------------------
Dollar change from prior period                            $   359                          $  1,129
============================================== ================================= ================================
Percent change from prior period                              9.37%                             9.90%
============================================== ================================= ================================

Interest income
---------------

         Interest income for the three months ended September 30, 1997, was $11.5 million, compared to $10.1 million for the third quarter of 1996, an increase of $1.4 million or 13.27%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2(a). Average interest-earning assets increased to $590.1 million for the third quarter of 1997 from $522.2 million for the third quarter of 1996. The effect of the increase in interest-earning assets was enhanced by the 2 basis point increase in the average yield on interest-earning assets to 7.76% for the third quarter of 1997 from 7.74% for the like period in 1996.

         Interest income for the nine months ended September 30, 1997, was $33.6 million, compared to $29.4 million for the like period in 1996, an increase of $4.2 million or 14.42%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2(b). Average interest-earning assets increased to $579.2 million for the first nine months of 1997 from $502.4 million for the first nine months of 1996. The effect of the increase in interest-earning assets was offset somewhat by the 6 basis point decline in the average yield on interest-earning assets to 7.74% for the first three quarters of 1997 from 7.80% for the like period in 1996.

Interest expense
----------------

         Interest expense increased during the quarter ended September 30, 1997, compared to the same period in 1996 primarily due to an increase in average interest-bearing liabilities of $65.5 million, or 13.52%, combined with an increase in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $550.2 million and $484.7 million for the third quarter of 1997 and 1996, respectively. The average cost of interest-bearing liabilities increased 10 basis points to 5.28% for the third quarter of 1997 from 5.18% for the same period in 1996.

         Interest expense increased during the nine months ended September 30, 1997, compared to the same period in 1996 primarily due to an increase in average interest-bearing liabilities of $73.6 million, or 15.82%, combined with an increase in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $539.5 million and $465.9 million for the first three quarters of 1997 and 1996, respectively. The average cost of interest-bearing liabilities increased 6 basis points to 5.21% for the first three quarters of 1997 from 5.15% for the same period in 1996.

Provision for loan losses
-------------------------

         The provision for loan losses for the three and nine month periods ended September 30, 1997, were $108,000 and $277,000, respectively; compared to $285,000 and $313,000, respectively, for the same periods in 1996. The provisions for all periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

         Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME
---------------------------------------------------------------------------------------------------------------

                                                       Three months ended               Nine months ended
                                                       September 30, 1997               September 30, 1997
---------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Noninterest income:
   Current period                                             $ 598                          $ 1,529
   Prior period                                                 745                            1,655
--------------------------------------------------------------------------------------------------------------
Dollar change from prior period                               $(147)                         $ ( 126)
===============================================================================================================
Percent change from prior period                             (19.75)%                          (7.60)%
===============================================================================================================

         Noninterest income consists primarily of fees earned for servicing loans, providing services for customers and from gains on loan sales. The decrease in noninterest income is primarily due to decreased gains on sales of assets. The Company realized a gain on sale of a building in September 1996 of $290,000. Fee based income increased $134,000 for the third quarter of 1997 as compared to the third quarter of 1996. Fee based income increased $276,000 for the nine month period ended September 30, 1997 as compared to the like period in 1996.



NONINTEREST EXPENSE
-------------------------------------------------------------------------------------------------------------

                                                       Three months ended               Nine months ended
                                                       September 30, 1997               September 30, 1997
-------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Noninterest expense:
   Current period                                            $ 2,287                         $  6,857
    Prior period, excluding the
      one-time SAIF premium                                    2,401                            7,116
-------------------------------------------------------------------------------------------------------------
Dollar change from prior period                              $  (114)                        $   (259)
==============================================================================================================
Percent change from prior period                               (4.79)%                          (3.65)%
=============================================================================================================

         The decrease in noninterest expense is primarily due to the reduction in the federal deposit insurance premium from 23(cent) per $100 of deposits during the three and nine month periods ended September 30, 1996, to 6.5(cent) per $100 of deposits for the same periods in 1997. Management is pleased with the efficiency ratio of 48.79%, which has improved from the 56.98% for the third quarter of 1996.

FEDERAL INCOME TAXES
-------------------------------------------------------------------------------

         The Company provided $815,000 and $2,381,000 for federal income tax during the three and nine month periods ended September 30, 1997, respectively; compared to the $(179,000) and $1,132,000 provided for federal income taxes during the like periods in 1996. Net income before the provision for federal income taxes increased for the compared periods resulting in a corresponding increase in the provision for federal income taxes.


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

         The Bank is required to maintain an average daily balance of liquid assets equal to 5% of the sum of its average daily balance of net withdrawable accounts and borrowed funds due in one year or less. The Bank's September 1997 monthly average of eligible liquid assets was 6.91%.

SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         Shareholders' equity was $47.1 million at September 30, 1997, an increase of $3,923,000, or 9.09%, annualized, during the first three quarters of 1997. This increase was primarily the result of net income offset by dividends paid. Emerald paid dividends in the first three quarters of 1997 of 18(cent) per share, an increase of 2.86% over the 17.5(cent) per share dividend paid in the like period in 1996.

         The Company's return on average assets was 1.02% and return on average equity was 13.50% for the nine months ended September 30, 1997.

         At September 30, 1997, the Company's primary subsidiary, The Strongsville Savings Bank, was in excess of all capital requirements specified by federal regulations as shown by the following table.

                                                 TANGIBLE CAPITAL      CORE CAPITAL      RISK-BASED CAPITAL
                                                -----------------------------------------------------------
                                                                  (Dollars in thousands)
Capital amount -- Actual                                  $ 45,255              $45,255            $ 46,938
Capital amount -- Required                                   9,027               18,055              29,692
                                                ===========================================================
Amount in excess of requirement                            $36,228              $27,200             $17,246
                                                ===========================================================

Capital ratio -- Actual                                      7.52%                7.52%              12.65%
Capital ratio -- Required                                    1.50%                3.00%               8.00%
                                                -----------------------------------------------------------
Amount in excess of requirement                              6.02%                4.52%               4.65%
                                                =================================================-=========

         Strongsville Savings' capital levels at September 30, 1997, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
--------------------------------------------------------------------------------

         Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of September 30, 1997, the Bank had 84.26% of total assets invested in Qualified Thrift Investments.

ASSET QUALITY
--------------------------------------------------------------------------------

         Table 3 sets forth information regarding non-performing assets at September 30, 1997, December 31, 1996, and September 30, 1996.

------------------------------------------------------------------------------------------------------------
                                                  TABLE 3
                                      NON-PERFORMING ASSETS ANALYSIS

                                                 SEPTEMBER 30,       DECEMBER 31,       SEPTEMBER 30,
                                                      1997               1996                1996
------------------------------------------------------------------------------------------------------------
                                                       (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                          $ 217              $ 600               $ 247
   1-4 family - construction                         413                  -                   -
   Multi-family and Commercial
       real estate                                     -                  -                   -
   Land and development                                -                  -                   -
   Commercial non-real estate                        370                  -                  69
   Consumer and other                                 26                  5                  16
------------------------------------------------------------------------------------------------------------
Total                                              1,026                605                 332

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                            439                682               1,225
   1-4 family - construction                           -                412                 625
   Multi-family and Commercial
       real estate                                     -                  -                   -
   Land and development                                -                  -                   -
   Commercial non-real estate                          -                  -                   -
   Consumer and other                                  -                  -                   2
------------------------------------------------------------------------------------------------------------
Total                                                439              1,094               1,852

Total non-performing loans                         1,465              1,699               2,184

Real estate owned                                      -                  -                 117
------------------------------------------------------------------------------------------------------------

Total non-performing assets                      $ 1,465            $ 1,699             $ 2,301
============================================================================================================

Allowances for loan losses                       $ 1,687            $ 1,423             $ 1,437
============================================================================================================

Non-performing loans to total loans-net             0.31%              0.40%               0.51%
Non-performing assets to total assets               0.24%              0.30%               0.42%
Allowance for loan losses to ending
   loan balance (before allowance)                  0.36%              0.33%               0.34%
Allowance for loan losses to
   non-performing loans                           115.13%             83.76%              65.79%
------------------------------------------------------------------------------------------------------------

         Table 4 presents information concerning activity in the allowance for loan losses during the three and nine month periods ended September 30, 1997 and 1996.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                             TABLE 4
                                                            ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                                 FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                                     1997            1996                1997               1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)
Allowance at the beginning of the period                           $ 1,577        $ 1,170               $ 1,423         $ 1,168
Provision charged to expense                                           108            285                   277             313

Charge-offs:
------------
   1-4 family - permanent                                                -              -                     5               -
   1-4 family - construction                                             -              -                     -               -
   Multi-family and Commercial
       real estate                                                       -              -                     -               -
   Land and development                                                  -              -                     -               -
   Commercial non-real estate                                            -              -                     -               -
   Consumer and other                                                    -             22                    19              49
--------------------------------------------------------------------------------------------------------------------------------
                                                                         -             22                    24              49
Recoveries
----------
   1-4 family - permanent                                                -              -                     -               -
   1-4 family - construction                                             -              -                     -               -
   Multi-family and Commercial
       real estate                                                       -              -                     -               -
   Land and development                                                  -              -                     -               -
   Commercial non-real estate                                            -              -                     -               -
   Consumer and other                                                    2              4                    11               5
--------------------------------------------------------------------------------------------------------------------------------
                                                                         2              4                    11               5
--------------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                             2            (18)                  (13)            (44)
--------------------------------------------------------------------------------------------------------------------------------

Allowance at the end of the period                                 $ 1,687        $ 1,437               $ 1,687         $ 1,437
================================================================================================================================

Net charge-offs during the period to average
loans outstanding during the period
(Annualized)                                                          0.00%         -0.02%                 0.00%          -0.02%
---------------------------------------------------------------------------------------------------------------------------------


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

TABLE A

         Table A sets forth the composition of the Bank's loan portfolio at September 30, 1997, December 31, 1996, and September 30, 1996.




------------------------------------------------------------------------------------------------------------------------------------

                                                                                         LOAN PORTFOLIO COMPOSITION

                                                      SEPTEMBER 30, 1997           DECEMBER 31, 1996             SEPTEMBER 30, 1996
                                                   AMOUNT        PERCENT       AMOUNT          PERCENT          AMOUNT       PERCENT
------------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                                    (Dollars In thousands)
   Permanent first mortgage
   loans:
      1-4 family                                $ 322,003         69.01%    $ 301,284          70.88%        $ 302,293      71.68%
      Multi-family                                    959          0.21%        1,049           0.25%            1,079       0.26%
      Commercial real estate                       53,026         11.36%       46,883          11.03%           42,936      10.18%
      Land                                            376          0.08%          195           0.05%              289       0.07%

   Construction first mortgage loans:
      Residential development                      62,262         13.33%       54,670          12.85%           55,379      13.12%
      1-4 family                                   41,135          8.82%       37,049           8.72%           38,426       9.11%
      Multi-family                                  1,720          0.37%          240           0.06%              680       0.16%
      Commercial real estate                        5,983          1.29%        2,376           0.56%            5,949       1.42%
-----------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans                              487,464        104.47%      443,746         104.40%          447,031     106.00%

OTHER LOANS
   Commercial                                       4,854          1.04%        4,250           1.00%            3,997       0.95%
   Consumer                                        13,902          2.98%        9,118           2.14%            8,764       2.08%
-----------------------------------------------------------------------------------------------------------------------------------
 Total other loans                                 18,756          4.02%       13,368           3.14%           12,761       3.03%
-----------------------------------------------------------------------------------------------------------------------------------

Total loans                                       506,220        108.49%      457,114         107.54%          459,792     109.03%

Less:
   Loans in process                                34,310          7.35%       26,676           6.28%           32,323       7.65%
   Allowance for loan losses                        1,687          0.36%        1,423           0.33%            1,437       0.34%
   Deferred yield items                             3,624          0.78%        3,955           0.93%            4,334       1.03%
-----------------------------------------------------------------------------------------------------------------------------------
                                                   39,621          8.49%       32,054           7.54%           38,094       9.03%
-----------------------------------------------------------------------------------------------------------------------------------

 Total loans held for investment-Net            $ 466,599        100.00%    $ 425,060         100.00%        $ 421,698     100.00%
===================================================================================================================================

 Real estate loans held for sale                  $ 2,649                       $ 795                          $ 4,805
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------


TABLE B

               Table B sets forth the activities in the Bank's loan portfolio for the three and nine month periods ended September 30, 1997, and 1996.


------------------------------------------------------------------------------------------------------------------------------------
                                                    ACTIVITY IN THE LOAN PORTFOLIO

                                                           FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                             SEPTEMBER 30,
                                                             1997           1996                1997                       1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS
      1-4 family                                         $ 30,276       $ 33,726             $ 75,205                  $ 123,156
      Multi-family                                              -              -                    -                          -
      Commercial real estate                                  926          1,643                3,555                      4,408
      Land                                                    128            575                  373                        575
------------------------------------------------------------------------------------------------------------------------------------
                                                           31,330         35,944               79,133                    128,139

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS
      Residential development                              17,677          9,417               36,293                     35,897
      1-4 family                                           10,487         10,695               35,788                     36,623
      Multi-family                                            670              -                  670                          -
      Commercial real estate                                5,250          1,054                6,893                      2,479
------------------------------------------------------------------------------------------------------------------------------------
                                                           34,084         21,166               79,644                     74,999

NONMORTGAGE LOANS
   Commercial                                                 555            430                2,238                      1,604
   Consumer                                                 4,414          1,314               15,552                      2,784
------------------------------------------------------------------------------------------------------------------------------------
                                                            4,969          1,744               17,790                      4,388
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                                    70,383         58,854              176,567                    207,526

PURCHASED LOANS
      Commercial real estate                                  500          1,650                4,922                      1,650
------------------------------------------------------------------------------------------------------------------------------------
TOTAL NEW LOANS                                            70,883         60,504              181,489                    209,176

LESS
     Principal repayments                                  33,719         33,141               94,181                     89,217
     Loan sales                                            15,882         11,696               36,327                     20,042
------------------------------------------------------------------------------------------------------------------------------------
                                                           49,601         44,837              130,508                    109,259
------------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN LOANS                                    $ 21,282       $ 15,667             $ 50,981                   $ 99,917
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

TABLE C

         Table C sets forth the composition of the Bank's deposits by interest rate category at September 30, 1997, December 31, 1996, and September 30, 1996.


------------------------------------------------------------------------------------------------------------------------------------


                                                                           DEPOSIT COMPOSITION

                               -----------------------------------------------------------------------------------------------------
                                       SEPTEMBER 30, 1997                      DECEMBER 31, 1996                 SEPTEMBER 30, 1996

                                 WTD AVG                          WTD AVG                            WTD AVG
                                   COST     AMOUNT    PERCENT      COST       AMOUNT      PERCENT      COST      AMOUNT     PERCENT
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
PASSBOOK ACCOUNTS                 2.90%   $ 50,674      9.69%       2.90%   $ 46,034        9.33%      2.89%    $ 46,668       9.83%
NOW ACCOUNTS                      1.98%     31,138      5.96%       2.02%     29,661        6.01%      2.02%      27,858       5.87%
MONEY MARKET DEPOSIT ACCOUNTS     2.53%     15,845      3.03%       2.53%     17,882        3.62%      2.53%      18,646       3.93%
COMMERCIAL ACCOUNTS               0.00%     11,280      2.16%       0.00%     11,535        2.34%      0.00%      10,231       2.16%
-----------------------------------------------------------------------------------------------------------------------------------
                                  2.28%    108,937     20.84%       2.27%    105,112       21.30%      2.30%     103,403      21.79%
CERTIFICATES OF DEPOSIT:
     4.50% and less               2.52%        972      0.19%       2.54%      1,849        0.37%      2.55%       2,063       0.43%
     4.51% to 5.50%               5.28%     86,388     16.53%       5.34%    116,857       23.68%      5.37%     120,555      25.41%
     5.51% to 6.50%               6.04%    255,016     48.79%       6.03%    187,013       37.90%      6.02%     163,925      34.54%
     6.51% to 7.50%               7.34%     63,284     12.11%       7.33%     73,823       14.96%      7.31%      75,512      15.91%
     7.51% and greater            8.91%      8,060      1.54%       8.86%      8,817        1.79%      8.84%       9,103       1.92%
-----------------------------------------------------------------------------------------------------------------------------------
                                  6.13%    413,720     79.16%       6.11%    388,359       78.70%      6.12%     371,158      78.21%
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                    5.33%  $ 522,657    100.00%       5.29%  $ 493,471      100.00%      5.29%    $474,561     100.00%
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

TABLE D

         Table D sets forth the remaining terms to maturity for the certificates of deposit at September 30, 1997.






CERTIFICATES OF DEPOSIT MATURING DURING:
                   (In Thousands)
The year ending September 30, 1998                 $ 276,473
The year ending September 30, 1999                    53,948
The year ending September 30, 2000                    38,617
The year ending September 30, 2001                     7,194
The year ending September 30, 2002                     5,018
After September 30, 2002                              32,470
-------------------------------------------------------------
                                                   $ 413,720
=============================================================


PART II

ITEM 4        Submission of Matters  to a Vote of Security Holders
              ----------------------------------------------------


              There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.

ITEM 5        Exhibits and Reports on Form 8-K
              ---------------------------------

              (a)    Not applicable

              (b) The Company filed one Form 8-K during the quarter. The Company filed Form 8-K on September 23, 1997 to report a change in the Company's certifying accountants.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMERALD FINANCIAL CORP.
                                       -----------------------
                                             (Registrant)


Date     November 3, 1997                      /s/ THOMAS P. PERCIAK  .
         ----------------              --------------------------------
                                       Thomas P. Perciak,
                                       President & Chief Executive Officer

Date     November 3, 1997                      /s/ JOHN F. ZIEGLER       .
         ----------------              -----------------------------------
                                       John F. Ziegler,
                                       Executive Vice President &
                                       Chief Financial Officer