Form 10-K405
period 1997-12-31
EMERALD FINANCIAL CORP
filed 1998-03-30
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 For the transition period from _____________ to ______________

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

         OHIO                                           34-1842953
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

  14092 PEARL ROAD
  STRONGSVILLE, OHIO                                       44136
--------------------                                       -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's voting stock is authorized for quotation on the National Association of Securities Dealers Automated Quotation System National Market System under the symbol "EMLD." As of February 28, 1998, the registrant had 5,115,644 shares of common stock, without par value, outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of such stock as of February 28, 1998, was $75,166,853.

                       DOCUMENTS INCORPORATED BY REFERENCE

PARTS II, III and IV of Form 10-K -    Proxy Statement for the 1998 Annual
Meeting of Shareholders

                                TABLE OF CONTENTS

         PART I                                                                                          PAGE
                                                                                                         ----
            Item 1.        Business                                                                        2
            Item 2.        Properties                                                                     35
            Item 3.        Legal Proceedings                                                              36
            Item 4.        Submission of Matters to a Vote of Shareholders                                36

         PART II
            Item 5.        Market for the Registrant's Common Equity and Related
                                Stockholder Matters                                                       37
            Item 6.        Selected Financial Data                                                        37
            Item 7.        Management's Discussion and Analysis  of Financial
                                Condition and Results of Operations                                       38
            Item 7A        Quantitative and Qualitative Disclosures About Market Risk                     38
            Item 8.        Financial Statements and Supplementary Data                                    38
            Item 9.        Changes in and Disagreements With Accountants on
                                Accounting and Financial Disclosure                                       38

         PART III
            Item 10.       Directors and Executive Officers of the Registrant                             39
            Item 11.       Executive Compensation                                                         39
            Item 12.       Security Ownership of Certain Beneficial Owners and Management                 39
            Item 13.       Certain Relationships and Related Transactions                                 39

         PART IV
            Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K               40

         Signatures                                                                                       41

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

 PART I

ITEM 1. BUSINESS
----------------

                                    BUSINESS

GENERAL

Emerald Financial Corp. (Emerald or Company), is an Ohio corporation organized in 1996 for the purpose of becoming a holding company and owning all the outstanding common stock of The Strongsville Savings Bank (Strongsville Savings or Bank). Emerald is a unitary thrift holding company which, under current laws, has very few restrictions on permissible types of business activities. Emerald became the holding company of Strongsville Savings in a tax-free exchange of shares of the Bank for Shares of Emerald on March 6, 1997. As a result Emerald owns and operates the Bank and its subsidiary on a consolidated basis. In addition, Emerald formed Emerald Development Corp., a wholly owned subsidiary on June 3, 1997. The development company was formed to take advantage of opportunities to develop real estate as well as to enter into joint real estate development ventures in the future.

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

The Bank's headquarters office is located at 14092 Pearl Road, Strongsville, Ohio 44136, and the Bank's telephone number at that address is (440) 238-7311.

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

In the 1980's the Bank's strategy was concentrated on building a well-balanced branch network in the suburbs to the south and west of Cleveland. In view of these objectives, the Bank established or acquired offices in Berea, Hinckley, North Ridgeville, North Royalton, Parma Heights, Wellington and Westlake. This strategy provided the Bank with a stable, low-cost, consumer-oriented deposit base in the many established communities of its market area. The Bank's research and close relationships with area real estate professionals suggested that several of these communities would become residential growth areas. During the late 1980's and early 1990's, Strongsville, Westlake, Brecksville, Hinckley, North Ridgeville and North Royalton emerged as growth areas. Management expects these communities to be among the major growth areas in Cuyahoga and the contiguous counties throughout the 1990's. According to data provided by the Building Industry Association of Cleveland and Suburban Counties, the cities with the greatest number of 1997 single family dwelling starts include Strongsville, North Royalton, Westlake, Broadview Heights, Brunswick, Medina, Avon and North Ridgeville. In 1995 and 1996, the Bank opened offices in Broadview Heights, Columbia Station, Avon and Brunswick, all current or anticipated future expanding markets for residential growth. Management will prudently continue to consider opportunities for expansion of its branch network in growing residential areas of greater Cleveland.

The Bank is very active in the origination of loans to developers and builders of residential housing in its market area, including loans to (i) acquire lots and land for residential subdivision, (ii) to develop raw land by financing the cost of improvements such as streets, sewers and utilities, and (iii) to construct houses on such improved property. Expansion of the Bank's franchise with new Community Financial Centers in Broadview Heights, Columbia Station, Avon and Brunswick are expected to provide the Bank with a stable source of real estate construction and mortgage loan originations through 2000 and beyond.

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

The Bank is a community-oriented financial institution serving its market area with a wide selection of residential loans and retail financial services, emphasizing customer service. The Bank's services include consumer and commercial checking accounts, savings accounts, certificates of deposit, residential and commercial real estate loans, home equity lines of credit, and secured and unsecured consumer loans and rental of safe-deposit boxes. The Company's branch network is comprised of fourteen full-service banking offices, eleven proprietary ATMs, access to a network of metropolitan, regional and national ATMs, and electronic fund transfer services. The Bank has historically concentrated its business activities in the Northeastern Ohio area, primarily Cuyahoga, Lorain, Medina, and Summit Counties.

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

Management recognizes that the thrift industry is changing rapidly. Consumer-oriented services historically provided by banks and thrifts are now being offered by other entities, such as insurance companies and brokerage firms. To compete effectively in this environment, the Bank's goal is to provide its customers with a consumer-oriented institution where a wide range of financial needs can be met, including a full range of deposit services such as ATM services, NOW checking accounts, IRA and Keogh investment accounts and certificates of deposit with terms ranging from seven days to ten years. The Bank's consumer-oriented products also include mortgage loan, construction loans, home equity lines of credit, various consumer loan products to finance automobiles, home improvements, education and VISA(R) and MasterCard(R) credit cards.

LENDING ACTIVITIES

GENERAL. The Bank's primary lending activity is originating conventional first mortgage loans for the purchase of residential real property. Conventional loans are loans which are not insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. Within this category, the largest portion of the Bank's loans are made to home buyers on the security of single-family dwellings. At December 31, 1997, the Bank's net loans receivable totaled $469.3 million, representing approximately 78.0% of its total assets. At that date, 75.6% of total mortgage loans consisted of loans secured by first mortgage liens on residential properties.

In order to manage interest rate risk in the loan portfolio, the Bank has implemented a number of measures designed to provide more frequent interest rate adjustments on interest-earning assets so more interest-earning assets would respond to increases in interest rates on basis similar to that of interest-bearing liabilities. These measures were designed to reduce adverse effects on net interest income during periods of rising interest rates. These measures include: (i) origination of permanent mortgage loans with adjustable interest rates on residential properties and other real estate, (ii) origination of residential construction and development loans with adjustable interest rates, (iii) origination of nonresidential construction loans with adjustable interest rates and (iv) purchases of loans with adjustable interest rates which meet the Bank's underwriting standards. At December 31, 1997, approximately $217.4 million (45.0% of total mortgage loans) were comprised of loans described above.

1-TO-4 FAMILY RESIDENTIAL REAL ESTATE LENDING. The cornerstone of the Bank's lending program has been the origination of permanent loans, secured by mortgages on owner-occupied, 1-to-4 family residences. At December 31, 1997, $327.7 million, or 67.8%, of the Bank's mortgage loans consisted of permanent loans on 1-to-4 family residences. Substantially all of these loans were secured by properties located in the Bank's primary market area.

The Bank originates a variety of different types of residential loans including conventional 15- and 30- year fixed-rate loans, one- and three-year ARM's and, to a lesser extent, 10- and 20-year fixed rate loans. During recent years, in order to meet consumer demand and maximize the yield on its residential loan portfolio, the Bank has originated fixed rate loans which qualify for sale to the secondary market, primarily the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Bank's fixed-rate residential loans are underwritten and documented to permit their sale to the secondary market and the Bank has sold certain qualifying residential loans to Freddie Mac. Loans sold to Freddie Mac are on a nonrecourse basis. The Bank also originates ARM's, although, in order to maintain its interest rate spread, the Bank generally does not offer initial interest rates on ARM's as low as those available from some of its competitors.

The Bank's current 1-to-4 family permanent residential ARM's are fully amortizing loans with contractual maturities of up to 30 years. The Bank's ARM products carry interest rates which are reset to a stated margin over an index based on the one- or three-year U.S. Treasury Constant Maturities Index. Increases or decreases in the interest rate of the Bank's ARM loans based on the one- or three-year U.S. Constant Maturities index are generally limited to 2% at any adjustment period and a maximum of 5% or 6% over the life of the loan, depending on whether the loan resets at one- or three-year intervals, respectively. The Bank's ARM's are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. The Bank's ARM's are assumable, providing the assuming borrower meets the same underwriting criteria as a borrower on a newly originated loan. At December 31, 1997 the total balance of 1-to-4 family permanent residential ARM's was $75.0 million, or 22.9% of the Bank's 1-to-4 family permanent mortgage loan portfolio.

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

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms similar to any 1-to-4 family loan then offered by the Bank, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1997, the Bank had $10.7 million in construction loans to individuals for construction of their personal residences.

Construction loans to builders of 1-to-4 family residences require the monthly payment of interest and typically have terms of up to 12 months, with the maximum possible term being 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which adjust primarily with changes in the Bank's prime interest rate. Loan commitment and origination fees are usually charged. At December 31, 1997, the Bank had $26.8 million of construction loans to builders of 1-to-4 family residences.

The Bank also makes loans to developers for the purpose of acquiring unimproved land and developing such land into improved sublots for residential development. The Bank only makes such residential land acquisition and development loans if the Bank has received assurances from local planning commissions that the land will be considered developable and zoned residential. These loans typically have terms from one to three years (with the maximum term being five years) and primarily carry interest rates which adjust to maintain a specified spread over the prime rate and, to a lesser extent, adjust (subject, in some cases, to interest rate caps) at one, two or three-year intervals to specified spreads over the related U.S. Treasury Constant Maturities Index. Loan commitment and origination fees, in the form of points, are usually charged. These loans generally provide for the payment of loan fees from loan proceeds. The principal is typically paid down as improved lots are sold. At December 31, 1997, The Bank had $56.2 million of residential development loans.

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

At December 31, 1997, the Bank had four construction and development loan borrowers having aggregate loans in an amount greater than $7.0 million (15% of then tangible capital) which totaled $31.8 million. All construction and development loans were in compliance with applicable lending limits. The Office of Thrift Supervision (OTS) made special loans-to-one-borrower lending authorities available to the Bank on January 2, 1990 which permit the Bank to lend up to 30% of tangible capital to one borrower for the development of residential housing. The special loans-to-one-borrower lending authority granted to the Bank is renewable annually and was most recently renewed in October 1997. For a discussion of the regulatory requirements incident to the Bank's usage of the special lending authorities, see "REGULATION - Federal Regulation - Loans to One Borrower and Aggregate Loan Limits". The Bank expects the 15% limit on loans to one borrower to represent no significant impediment to its lending function as its tangible capital continues to grow.

As of December 31, 1997, the Bank had twelve borrowers having aggregate loans for residential acquisition, development and construction purposes exceeding $1 million. No such loans were nonperforming as of that date.

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

The Bank offers automobile loans, home equity lines of credit, home improvement, and other secured and unsecured personal loans. These loans generally have fixed interest rates and terms of five years or less, with the exception of home equity lines of credit and home improvement loans. Home equity lines of credit have adjustable rates based on the Bank's prime interest rate and typically have terms of ten years. Home improvement loans have fixed interest rates and have terms no longer than fifteen years. These rates are generally higher than the rates offered on mortgage loans. The Bank also offers VISA(R) and MasterCard(R) credit cards to its customers as an agent for an Ohio-based commercial bank. During 1997, the Bank originated approximately $18.7 million of consumer loans and approximately $4.0 million in 1996. The increase in 1997 is primarily due the popularity of the Emerald Home Equity Line of Credit (Emerald Line) which was introduced in December 1996. There were $8.2 million outstanding in Emerald Line loans at December 31, 1997. The Bank's consumer loan portfolio totaled $15.5 million at December 31, 1997.

The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is of primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher level of credit risk than 1-to-4 family residential loans, consumer loans are typically made at higher interest rates and for shorter terms or at adjustable rates, thus improving the interest rate sensitivity of the Bank's loan portfolio.

LOAN PORTFOLIO COMPOSITION. Table I sets forth the composition of the Bank's loan portfolio, in dollar amounts and in percentages for the last five years, along with a reconciliation to loans receivable, net.

-----------------------------------------------------------------------------------------------------------------------------------
TABLE I                                                                        DECEMBER 31,
                                    -----------------------------------------------------------------------------------------------
                                        1997               1996                1995                1994                1993
                                        ----               ----                ----                ----                ----
                                  AMOUNT       %     AMOUNT        %    AMOUNT        %     AMOUNT         %    AMOUNT         %
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      (Dollars In Thousands)
REAL ESTATE MORTGAGE LOANS
  PERMANENT FIRST MORTGAGE
     One-to-four family
          Held for portfolio     $319,796    68.15% $301,284     70.75% $220,490    65.55% $194,629      69.06% $114,848    47.38%
          Held for sale             7,916     1.69%      806      0.19%    5,396     1.60%        -       0.00%   49,957    20.61%
     Multi-family                     924     0.20%    1,049      0.25%    1,183     0.35%    1,294       0.46%    1,101     0.46%
     Commercial real estate        52,499    11.19%   46,883     11.01%   42,098    12.52%   38,109      13.52%   39,856    16.44%
     Land                             553     0.12%      195      0.04%      358     0.11%      427       0.15%      638     0.26%
-----------------------------------------------------------------------------------------------------------------------------------
          Subtotal                381,688    81.35%  350,217     82.24%  269,525    80.13%  234,459      83.19%  206,400    85.15%

  CONSTRUCTION FIRST MORTGAGE
     Residential acquisition
          & development            56,217    11.98%   54,670     12.84%   48,538    14.43%   29,107      10.33%   23,984     9.90%
     One-to-four family            37,413     7.97%   37,049      8.70%   26,960     8.02%   29,818      10.58%   21,032     8.68%
     Multi-family                   1,050     0.22%      240      0.05%    2,660     0.79%    1,400       0.50%    3,041     1.25%
     Commercial real estate         6,879     1.47%    2,376      0.56%    4,233     1.26%    3,163       1.12%    2,442     1.01%
-----------------------------------------------------------------------------------------------------------------------------------
          Subtotal                101,559    21.64%   94,335     22.15%   82,391    24.50%   63,488      22.53%   50,499    20.84%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL MORTGAGE LOANS              483,247   102.99%  444,552    104.39%  351,916   104.63%  297,947     105.72%  256,899   105.99%

OTHER LOANS
  Commercial                        5,736     1.22%    4,250      1.00%    3,955     1.18%    1,584       0.56%    1,938     0.80%
  Consumer                         15,460     3.29%    9,117      2.14%    8,895     2.64%    7,390       2.62%    4,527     1.87%
-----------------------------------------------------------------------------------------------------------------------------------
          Subtotal                 21,196     4.51%   13,367      3.14%   12,850     3.82%    8,974       3.18%    6,465     2.67%
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS                       504,443   107.50%  457,919    107.53%  364,766   108.45%  306,921     108.90%  263,364   108.66%

LESS
  Undisbursed loans in process     30,015     6.40%   26,676      6.27%   23,639     7.03%   20,134       7.14%   16,333     6.74%
  Allowance for loan losses         1,625     0.35%    1,423      0.33%    1,168     0.35%      948       0.34%      840     0.35%
  Deferred yield adjustments        3,523     0.75%    3,965      0.93%    3,608     1.07%    3,996       1.42%    3,796     1.57%
-----------------------------------------------------------------------------------------------------------------------------------
          Subtotal                 35,163     7.50%   32,064      7.53%   28,415     8.45%   25,078       8.90%   20,969     8.66%
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL LOANS RECEIVABLE, NET      $469,280   100.00% $425,855    100.00% $336,351   100.00% $281,843     100.00% $242,395   100.00%
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

Table II sets forth the amount of the Bank's real estate loan portfolio having fixed rates and the amount having adjustable rates. These loans are presented before any deductions for loans-in-process, allowance for loan losses and deferred yield items.

----------------------------------------------------------------------------------------------------------------------------------
TABLE II                                                                     DECEMBER 31,
                                   -----------------------------------------------------------------------------------------------
                                        1997               1996                 1995               1994                 1993
                                                                                ----               ----                 ----
                                  AMOUNT      %       AMOUNT      %       AMOUNT      %       AMOUNT       %       AMOUNT     %
----------------------------------------------------------------------------------------------------------------------------------
                             (Dollars In Thousands)
ADJUSTABLE RATE LOANS
     One-to-four family          $103,686   21.45%   $ 87,794   19.75%   $ 72,644   20.64%   $ 60,754    20.39%   $ 52,699  20.52%
     Multi-family                   1,974    0.41%      1,289    0.29%      3,843    1.09%      2,694     0.91%      4,142   1.61%
     Commercial real estate        55,143   11.41%     44,261    9.96%     41,123   11.69%     37,482    12.58%     39,106  15.22%
     Land & development            56,621   11.72%     54,865   12.34%     48,896   13.90%     29,534     9.91%     23,382   9.10%
----------------------------------------------------------------------------------------------------------------------------------
     Total adjustable rate loans  217,424   44.99%    188,209   42.34%    166,506   47.32%    130,464    43.79%    119,329  46.45%

FIXED RATE LOANS
     One-to-four family
          Held for portfolio      253,523   52.46%    250,539   56.36%    174,806   49.67%    163,693    54.94%     83,181  32.38%
          Held for sale             7,916    1.64%        806    0.18%      5,396    1.53%          -     0.00%     49,957  19.45%
     Multi-family                       -    0.00%          -    0.00%          -    0.00%          -     0.00%          -   0.00%
     Commercial real estate         4,235    0.88%      4,998    1.12%      5,208    1.48%      3,790     1.27%      3,192   1.24%
     Land & development               149    0.03%          -    0.00%          -    0.00%          -     0.00%      1,240   0.48%
                                                                                                                           ------
----------------------------------------------------------------------------------------------------------------------------------
     Total fixed rate loans       265,823   55.01%    256,343   57.66%    185,410   52.68%    167,483    56.21%    137,570  53.55%
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           ------

TOTAL MORTGAGE LOANS             $483,247  100.00%   $444,552  100.00%   $351,916  100.00%   $297,947   100.00%   $256,899 100.00%
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------


Table III shows the contractual maturities of the Bank's loan portfolio at December 31, 1997. The table does not include prepayments and scheduled principal repayments.

--------------------------------------------------------------------------------------------------------------------------------
TABLE III
                                OUTSTANDING     1 YEAR OR                                               10 TO 15      AFTER 15
                                  12/31/97          LESS     1 TO 3 YEARS  3 TO 5 YEARS 5 TO 10 YEARS     YEARS         YEARS
--------------------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Permanent Loans:
     Residential                 $ 327,712       $     14         $ 268      $ 3,184      $ 30,039      $ 115,338     $ 178,869
     Commercial                     53,423            910           728        1,437        17,502         24,231         8,615
Construction                        45,342         15,880        14,848          120           292          4,657         9,545
Land & development                  56,770         10,147        46,623            -             -              -             -
Other                               21,196          4,249         2,383        2,906        11,487            171             -
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL                       $ 504,443       $ 31,200      $ 64,850      $ 7,647      $ 59,320      $ 144,397     $ 197,029
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------------------------------------------------------
TABLE IV
                                OUTSTANDING     1 YEAR OR                                               10 TO 15       AFTER 15
                                  12/31/97         LESS     1 TO 3 YEARS  3 TO 5 YEARS 5 TO 10 YEARS       YEARS         YEARS
--------------------------------------------------------------------------------------------------------------------------------
                                                                      (In Thousands)
Fixed interest rates             $ 273,241        $ 1,336       $ 1,626      $ 4,994      $ 32,680      $ 114,400     $ 118,205
Adjustable interest rates          231,202         29,862        62,663        2,653        26,783         30,434        78,807
--------------------------------------------------------------------------------------------------------------------------------
     TOTAL                       $ 504,443       $ 31,198      $ 64,289      $ 7,647      $ 59,463      $ 144,834     $ 197,012
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------

PURCHASE AND SALE OF LOANS. Management believes that purchases of loans and loan participations can be desirable and evaluates potential purchases as opportunities arise and the Bank's needs dictate. Such purchases can enable the Bank to take advantage of favorable lending opportunities, diversify its portfolio and limit origination expenses. For loan purchases, the Bank uses the same criteria for investment as if it had originated the loans using its own underwriting standards. At December 31, 1997 approximately $1.0 million of the Bank's residential loan portfolio and $7.2 million of the Bank's multi-family and non-residential real estate loan portfolios were serviced by other institutions.

When loans or loan participations are sold by the Bank, The Bank retains the responsibility for servicing the loans. The Bank receives a fee for servicing these loans. The amount of mortgage loans the Bank serviced for others amounted to approximately $225.3 million at December 31, 1997.

Table V shows total loan origination, purchase, sale and repayment for the periods indicated:

--------------------------------------------------------------------------------------------------------------
TABLE V
                                LOAN ORIGINATIONS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   1997                 1996             1995
--------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS
      1-4 family                                              $ 104,097            $ 154,482         $ 85,892
      Multi-family                                                    -                    -                -
      Commercial real estate                                      4,694                7,508            4,941
      Land                                                          573                1,116              241
--------------------------------------------------------------------------------------------------------------
                                                                109,364              163,106           91,074

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS
      Residential development                                    43,081               39,885           43,250
      1-4 family                                                 46,926               47,990           37,071
      Multi-family                                                  670                    -            2,660
      Commercial real estate                                      8,086                2,478            3,930
--------------------------------------------------------------------------------------------------------------
                                                                 98,763               90,353           86,911

NONMORTGAGE LOANS
   Commercial                                                     3,513                3,212            4,348
   Consumer                                                      18,667                4,003            4,528
--------------------------------------------------------------------------------------------------------------
                                                                 22,180                7,215            8,876
--------------------------------------------------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                                         230,307              260,674          186,861
                                                                                                            -
PURCHASED LOANS
      Commercial real estate                                      4,922                2,250              700
--------------------------------------------------------------------------------------------------------------
TOTAL NEW LOANS                                               $ 235,229            $ 262,924        $ 187,561

--------------------------------------------------------------------------------------------------------------
LESS
     Principal repayments                                       140,125              110,693           86,342
     Loan sales                                                  55,690               54,692           43,374
--------------------------------------------------------------------------------------------------------------
                                                                195,815              165,385          129,716
--------------------------------------------------------------------------------------------------------------

NET INCREASE IN LOANS                                          $ 39,414             $ 97,539         $ 57,845
==============================================================================================================

--------------------------------------------------------------------------------------------------------------

CHANGES IN LENDING ACTIVITIES. Loan originations in 1997 were impressive at $230.3 million, a decrease of $30.4 million from 1996 originations of $260.7 million. Mortgage refinances were $47.9 million in 1997, $63.3 million in 1996 and $28.5 million in 1995. Loan originations (excluding mortgage refinancing) were $ 182.4 million in 1996, $197.4 million in 1996 and $158.4 million in 1995.

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

NONPERFORMING LOANS AND OTHER ASSETS

GENERAL. Late payment fees are assessed by the Bank if a payment is not received by the 15th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. If the loan is still delinquent after a second past due notice is mailed, a loan department employee will attempt to contact the customer to resolve any problem that might exist.

When an advanced stage of delinquency approaches (generally 90 days past due) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been entered into, the Bank will contact an attorney to request that the required 30-day prior notice of foreclosure proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. This procedure has historically aided in achieving a low level of nonperforming loans and, as of December 31, 1997 only $2,144,000 or 0.46% of the Bank's total loan portfolio was nonperforming. As of December 31, 1997 the Bank's level of nonperforming assets to total assets was 0.58%.

On December 31, 1997 the Bank held three real estate properties totaling $648,000 acquired as a result of foreclosure, voluntary deed, or other means. When the Bank has such real estate, it is classified as "real estate owned"
(REO) until it is sold. When property is so acquired, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling costs. For collateral-dependent loans, the fair value is determined by obtaining an appraisal from an independent fee appraiser. For loans which are not collateral dependent, the fair value is determined based on the present value of expected cash flows. Any reduction to record the property at its fair value is charged to expense. Generally, unless the property is 1-to-4 family and well collateralized, interest accrual ceases after 90 days of delinquency, but not later than the date of acquisition. Costs incurred to maintain REO property are charged to expense. The Bank has not had to foreclose on an acquisition and development loan in the last 5 years.

On December 31, 1997 the Bank held four investments in auto loan backed securities totaling $683,000 which were classified as non-accruing. The issuer has experienced difficulty with a subservicer in meeting certain terms of their agreement relating to reserve requirements. The Bank has recorded a charge to earnings of $162,000 for possible credit losses related to these investments.

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

Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. At December 31, 1997 there were approximately $0.5 million of such potential problem loans.

Table VI below sets forth information regarding delinquent loans. It is the Bank's policy that past-due conventional loans be reviewed monthly to determine whether any due but uncollected portion thereof should be classified as uncollectible.

-------------------------------------------------------------------------------------------------------
TABLE VI
                              NON-PERFORMING ASSETS


                                                             1997            1996             1995
-------------------------------------------------------------------------------------------------------
                                                                 (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                                   $ 156           $ 599             $ 52
   1-4 family - construction                                  692               -                -
   Multi-family and Commercial
       real estate                                              -               -                -
   Land and development                                       181               -                -
   Commercial non-real estate                                 370               -               70
   Consumer and other                                          29               5               24
-------------------------------------------------------------------------------------------------------
Total                                                       1,428             604              146

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                                     716             683            1,906
   1-4 family - construction                                    -             412                -
   Multi-family and Commercial
       real estate                                              -               -                -
   Land and development                                         -               -                -
   Commercial non-real estate                                   -               -                -
   Consumer and other                                           -               -                -
-------------------------------------------------------------------------------------------------------
Total                                                         716           1,095            1,906

Total non-performing loans                                  2,144           1,699            2,052

Investments                                                   683               -                -
Real estate owned                                             648               -                -
-------------------------------------------------------------------------------------------------------

Total non-performing assets                               $ 3,475         $ 1,699          $ 2,052
=======================================================================================================

Allowances for loan losses                                $ 1,625         $ 1,423          $ 1,168
=======================================================================================================

Non-performing loans to total loans-net                      0.45%           0.40%            0.61%
Non-performing assets to total assets                        0.57%           0.30%            0.42%
Allowance for loan losses to ending
   loan balance (before allowance)                           0.35%           0.33%            0.35%
Allowance for loan losses to
   non-performing loans                                     75.80%          83.76%           56.91%
-------------------------------------------------------------------------------------------------------

       Interest income that would have been recorded under the original terms of all nonaccrual loans during each period and the interest income actually recognized for each period are summarized below:

                                                                         Years Ended December 31
                                                             -------------------------------------------------
                                                                  1996             1996            1995
                                                             ---------------- --------------- ----------------
                                                                              (In Thousands)
Interest income that would have been recorded                     $ 119           $ 101            $ 49
Interest income recognized                                          112               9              37
------------------------------------------------------------ ---------------- --------------- ----------------

Interest income foregone                                           $ 7             $ 92            $ 12
============================================================ ================ =============== ================


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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 1997, future adjustments to reserves may be necessary, and net income could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Northeastern Ohio real estate market could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

Substantially all the delinquent loans are well collateralized residential real estate loans. Accruing loans delinquent 90 days or more included eight residential mortgage loans totaling $716,000 at December 31, 1997. The appraised values of the residences securing these loans was deemed sufficient to cover the outstanding debt. The Bank's collection procedures generally begin within 30 days of delinquency and, combined with the Bank's underwriting standards, have minimized delinquencies in the loan portfolio.

Table VII presents the allocation of the allowances for loan losses by the Bank to the related outstanding loan balances at each of the dates indicated.

--------------------------------------------------------------------------------------------------------------------------------
TABLE VII                                                             DECEMBER 31,
                                                                      ------------
                                 1997                 1996                 1995                 1994                 1993
                           AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT     AMOUNT   PERCENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Real estate loans          $1,165     71.69%    $1,264     88.83%    $1,000     85.62%    $  818     86.29%    $  744     88.57%
Consumer and commercial
   loans (non-mortgage)       460     28.31%       159     11.17%       168     14.38%       130     13.71%        96     11.43%
--------------------------------------------------------------------------------------------------------------------------------
TOTAL                      $1,625    100.00%    $1,423    100.00%    $1,168    100.00%    $  948    100.00%    $  840    100.00%
--------------------------------------------------------------------------------------------------------------------------------


Table VIII presents information concerning activity in the Bank's allowance for loan losses during the periods indicated.

----------------------------------------------------------------------------------------------------
TABLE VIII
                                                            YEAR ENDED DECEMBER 31,

                                                 1997      1996         1995       1994       1993
----------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Allowance at the beginning of the year          $1,423   $ 1,168       $ 948      $ 840       $ 717
Provision charged to expense                       215       305         238         92          77

CHARGE-OFFS:
   1-4 family - permanent                            -         -           -          -           -
   1-4 family - construction                         -         -           -          -           -
   Multi-family and Commercial
       real estate                                   -         -           -          -           -
   Land and development                              -         -           -          -           -
   Commercial non-real estate                        -        10           -          -           -
   Consumer and other                               19        50          21         13           6
----------------------------------------------------------------------------------------------------
                                                    19        60          21         13           6
RECOVERIES
   1-4 family - permanent                            -         -           -          -          28
   1-4 family - construction                         -         -           -          -           -
   Multi-family and Commercial
       real estate                                   -         -           -          -           -
   Land and development                              -         -           -          -          20
   Commercial non-real estate                        -         -           -         25           -
   Consumer and other                                6        10           3          4           4
----------------------------------------------------------------------------------------------------
                                                     6        10           3         29          52
----------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                       (13)      (50)        (18)        16          46
----------------------------------------------------------------------------------------------------

Allowance at the end of the year                $1,625   $ 1,423     $ 1,168      $ 948       $ 840
====================================================================================================

Net charge-offs during the year to
average loans outstanding during the
year (Annualized)                                 0.00%     0.01%       0.01%     -0.01%      -0.02%
----------------------------------------------------------------------------------------------------

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

Table IX sets forth the carrying value of the Bank's investment portfolio at the dates indicated and includes investments available for sale.

-------------------------------------------------------------------------------------
TABLE IX                                                    DECEMBER 31,
                                                   1997        1996         1995
-------------------------------------------------------------------------------------
                                                           (In thousands)
SHORT TERM INVESTMENTS
  Interest-earning deposits                         $ 3,033     $ 4,406     $ 11,935

INVESTMENT SECURITIES
  HELD TO MATURITY
    Corporate bonds                                   5,816      26,829       44,233
     U.S. Government and
       agency obligations                             7,750      19,301        1,200
     Other                                              665       1,554        3,921
-------------------------------------------------------------------------------------
                                                     14,231      47,684       49,354
  AVAILABLE FOR SALE
    Corporate bonds                                  20,633       5,113          999
     U.S. Government and
       agency obligations                            10,847      16,883       25,596
-------------------------------------------------------------------------------------
                                                     31,480      21,996       26,595
-------------------------------------------------------------------------------------
                                                   $ 48,744    $ 74,086     $ 87,884
=====================================================================================

-------------------------------------------------------------------------------------

There were no investment securities in the Bank's portfolio which had an aggregate carrying value in excess of ten percent of the Bank's shareholders' equity as of December 31, 1997.

Table X sets forth the carrying value of the Bank's mortgage-backed securities portfolio at the dates indicated:

-------------------------------------------------------------------------------------
TABLE X                                                      DECEMBER 31,
                                                     1997        1996         1995
-------------------------------------------------------------------------------------
                                                           (In thousands)
MORTGAGE-BACKED SECURITIES
  HELD TO MATURITY
    Federal National Mortgage Association           $ 7,179     $ 7,472      $ 6,652
    Federal Home Loan Mortgage Corp.                  6,001       7,593        7,913
    Government National Mortgage Assoc.               4,883       6,109        7,194
    Other                                             7,762      11,362       15,497
-------------------------------------------------------------------------------------
                                                     25,825      32,536       37,256
  AVAILABLE FOR SALE
    Federal National Mortgage Association            13,527       5,236        7,136
    Federal Home Loan Mortgage Corp.                 13,455      14,408        7,613
    Other                                               330           -            -
-------------------------------------------------------------------------------------
                                                     27,312      19,644       14,749
-------------------------------------------------------------------------------------
                                                   $ 53,137    $ 52,180     $ 52,005
=====================================================================================

-------------------------------------------------------------------------------------


Table XI sets forth the amount of the Bank's mortgage-backed securities portfolio having fixed rates and the amount having adjustable rates at the dates indicated:

--------------------------------------------------------------------------------------------------------------------------
TABLE XI                                                                      DECEMBER 31,
                                                         1997                     1996                    1995
                                                  AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT      PERCENT
--------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
MORTGAGE-BACKED SECURITIES

Fixed interest rates                              10,050      18.91%      13,943        26.72%     24,027        46.20%
Adjustable rates                                  43,087      81.09%      38,237        73.28%     27,978        53.80%
==========================================================================================================================
                                                  53,137     100.00%      52,180       100.00%     52,005       100.00%
==========================================================================================================================

--------------------------------------------------------------------------------------------------------------------------

The following table reflects the contractual maturities and repricing of the Bank's mortgage-backed securities and investment portfolios at the dates indicated. Expected maturities of the mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

------------------------------------------------------------------------------------------------------------------------------------
TABLE XII                                                                                                      WEIGHTED AVERAGE
                                                                                                               REMAINING TERM IN
                                                                                                                    MONTHS
                                                                                                            ----------------------
                              OUTSTANDING                                                       2008 AND        TO         TO
                               12/31/97        1998     1999-2000    2001-2002     2003-2007   THEREAFTER    REPRICING  MATURITY
------------------------------------------------------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
Mortgage-backed securities     $ 53,137     $  2,012     $  1,466     $      -     $  2,205       47,454           37          280
Interest earning deposits         3,033        3,033            -            -            -            -            1            1
Corporate bonds                  26,449        9,609       11,706          518        3,090        1,526           40           40
U.S. Government and agency
     obligations                 18,597       10,305        6,291        2,001            -            -           18           18
Other                               665          487            -          178            -            -           12           12
==================================================================================================================================
     TOTAL                     $101,881     $ 25,446     $ 19,463     $  2,697     $  5,295     $ 48,980     $     33     $    160
==================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------


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


---------------------------------------------------------------------------------------------------------------------------------


                                                                       DEPOSIT COMPOSITION

                                    ---------------------------------------------------------------------------------------------
                                      DECEMBER 31, 1997                  DECEMBER 31, 1996                  DECEMBER 31, 1995
                                  WTD AVG                          WTD AVG                          WTD AVG
                                   COST     AMOUNT      PERCENT     COST    AMOUNT      PERCENT      COST     AMOUNT     PERCENT
---------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
PASSBOOK ACCOUNTS                  2.93%  $ 51,629       9.91%      2.90%  $ 46,034       9.33%      2.88%  $ 47,423      10.96%
NOW ACCOUNTS                       2.02%    33,976       6.52%      2.02%    29,661       6.01%      2.02%    26,025       6.02%
MONEY MARKET DEPOSIT ACCOUNTS      2.53%    15,506       2.98%      2.53%    17,882       3.62%      2.53%    23,014       5.32%
COMMERCIAL ACCOUNTS                0.00%    12,992       2.50%      0.00%    11,535       2.34%      0.00%    11,728       2.71%
---------------------------------------------------------------------------------------------------------------------------------
                                   2.27%   114,103      21.91%      2.27%   105,112      21.30%      2.29%   108,190      25.01%
CERTIFICATES OF DEPOSIT:
     4.50% and less                4.01%    26,391       5.07%      2.54%     1,849       0.37%      3.03%     4,454       1.03%
     4.51% to 5.50%                5.38%    52,424      10.07%      5.34%   116,857      23.68%      5.27%    77,802      17.99%
     5.51% to 6.50%                6.04%   264,388      50.78%      6.03%   187,013      37.90%      6.03%   120,175      27.78%
     6.51% to 7.50%                7.36%    55,516      10.66%      7.32%    73,823      14.96%      7.22%   108,282      25.03%
     7.51% and greater             8.92%     7,868       1.51%      8.85%     8,817       1.79%      9.01%    13,660       3.16%
---------------------------------------------------------------------------------------------------------------------------------
                                   6.06%   406,587      78.09%      6.11%   388,359      78.70%      6.33%   324,373      74.99%
---------------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                     5.23%  $520,690     100.00%      5.29%  $493,471     100.00%      5.32%  $432,563     100.00%
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------


The following table presents, by various interest rate categories, certain information concerning maturities of the Bank's certificates of deposit as of December 31, 1997.

---------------------------------------------------------------------------------------------------
TABLE XIV                                                    MATURING IN:
                                                                               TWO TO
                                       BALANCES AT                ONE TO        THREE   AFTER THREE
                                        12/31/97     ONE YEAR    TWO YEARS      YEARS      YEARS
---------------------------------------------------------------------------------------------------
                                                            (In Thousands)
CERTIFICATES OF DEPOSIT
  4.50% and less                           26,391     $ 26,382         $ -         $ -         $ 9
  4.51% to 5.50%                           52,424       50,770         616         529         509
  5.51% to 6.50%                          264,388      175,784      47,167      23,280      18,157
  6.51% to 7.50%                           55,516        5,612      16,500       8,674      24,730
  7.51% and higher                          7,868          919       4,505       1,583         861
===================================================================================================
     TOTAL                              $ 406,587    $ 259,467    $ 68,788    $ 34,066    $ 44,266
===================================================================================================

---------------------------------------------------------------------------------------------------

The following table sets forth the amount of the Bank's certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 1997.

Maturity Period
---------------
(In Thousands)

Three months or less                   $    21,161
Over three through six months               10,804
Over six through twelve months              23,640
Over twelve months                          26,701
--------------------------------------------------

  Total                                $    82,306
==================================================


CHECKING ACCOUNT SERVICES. The Bank offers commercial and NOW accounts and interest-bearing money market accounts in order to attract funds. At December 31, 1997, the Bank's commercial checking accounts totaled $13.0 million; NOW accounts totaled $34.0 million and money market accounts totaled $15.5 million.

BORROWINGS. Deposits, payments of loan principal and interest, and proceeds from the sale of loans are the primary source of funds for a thrift's lending activities and other general business purposes. The Bank can also obtain funds through loans (advances) from the FHLB of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. See "REGULATION - Federal Regulation - Federal Home Loan Banks." At December 31, 1997, the Bank had $28.1 million in advances outstanding from FHLB of Cincinnati.


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

PERSONNEL

As of December 31, 1997 the Bank employed 122 full time-equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and management considers its relations with employees to be satisfactory.

INCENTIVE COMPENSATION

For each of the 1997 and 1996 fiscal years, the Board established an incentive program for mortgage loan officers. The incentive lending program provided financial remuneration to loan officers for generating mortgage and other loan originations. The Board also established an incentive program for 1998 which includes Office managers as well as mortgage loan officers. Mr. Perciak does not participate in the incentive programs above.

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

The administrators of the Profit-Sharing Plan are Messrs. Perciak and Ziegler. They direct the investment objectives of the Profit-Sharing Plan. A Cleveland-based securities firm, the Custodian of the Profit-Sharing Plan, is responsible for holding the assets comprising the fund. Participants accrue benefits only to the extent of the fund's assets.

401(k) PLAN. In January 1990, the Bank adopted a qualified, tax-exempt profit-sharing plan with a cash or deferred feature qualifying under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). All employees age 20 1/2 or older are eligible to participate at the next plan entrance date provided they have completed six months of service. Participants are permitted to make salary reduction contributions to the 401(k) Plan in amounts of up to 15% of their salary. The participant's salary reduction contribution is matched by Bank contributions in an amount equal to 60% of the participant's contributions up to a limit of 5% of the participant's salary. If the employee contributes more than 5 % of his salary, the Bank will make no matching contributions on the amount over 5%.

Employees direct the investment options of their salary reduction contributions to their accounts. Prior to January 1, 1995, employees also directed the investment options of the Bank's matching contributions to their accounts. During 1996 the Bank's matching contribution was invested in the common stock of the Company. In 1997 the plan offered Company stock as an investment option for the employee salary reduction contributions and for employer matching contributions. Salary reduction contributions by employees and the earnings thereon are fully vested immediately. The Bank's employer contributions and earnings thereon under the 401(k) Plan are vested over a six-year period, with 20% of the account balance becoming vested each year after two years of service.

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

Savings and Loan Holding Companies. Savings and loan holding companies are required by the Home Owners' Loan Act (HOLA) to register with the OTS. Savings and loan holding companies that own one and only one savings institution are commonly referred to as "unitary savings and loan holding companies." In marked contrast to other forms of savings and loan holding companies and bank holding companies, there are generally no restrictions under HOLA on the activities of a unitary savings and loan holding company. Emerald is considered a unitary savings and loan holding company.

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

Lastly, Congress is considering legislation that would limit unitary savings and loan holding companies to the same activities as other financial institution holding companies and permit certain bank holding companies to engage in commercial activities and expanded securities and insurance activities. Emerald cannot predict whether or in what form these legislative initiatives may become law. See "- Recent Legislative Developments."

Qualified Thrift Lender. All savings institutions are required to satisfy a qualified thrift lender test (QTL Test) set forth in Section 10(m) of HOLA and regulations of the OTS in order to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in HOLA and in OTS implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution become restricted to those of a national bank; (iii) the institution becomes ineligible to obtain any new advances from its Federal Home Loan Bank; and (iv) payment of dividends by the institution becomes subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceased to be a qualified thrift lender, the institution must cease any activity and dispose of any investment not permissible for a national bank and immediately repay any outstanding Federal Home Loan Bank advances (subject to safety and soundness considerations).

Under the QTL Test that existed prior to amendment of HOLA Section 10(m) on September 30, 1996 and that continues to be effective, 65% of an institution's portfolio assets must consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. This QTL Test remains effective after September 30, 1996, but it is no longer the exclusive QTL Test. Assets that qualify without limit for inclusion as part of the 65% requirement include loans made to purchase, refinance, construct, improve or repair residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); shares of stock in a Federal Home Loan Bank; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Other assets also qualify for purposes of the QTL Test, subject to limitations. At December 31, 1997, the qualified thrift investments of Strongsville Savings were approximately 82.55% of its portfolio assets.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act impose restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or to a holder of more than 10% of a savings institution's stock, as well as loans to certain affiliated interests, may not (together with all other outstanding loans to such person and affiliated interests) exceed the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, Strongsville Savings was in compliance with these restrictions.

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

The Director of the OTS may approve an acquisition resulting in the formation of a multiple savings and loan holding company controlling savings institutions in more than one state if and only if (i) the multiple savings and loan holding company involved controls a savings institution that operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Capital Requirements. Regulatory capital standards for savings institutions consist of three components: a core capital requirement, a tangible capital requirement and a risk-based capital requirement. All three components are required to be no less stringent than the corresponding requirements applicable to national banks.

All savings institutions must have core capital of at least 3.00% of adjusted total assets. The Bank's core capital equals shareholders' equity adjusted for net unrealized gains and losses on securities available for sale less goodwill. Strongsville Saving's core capital ratio was 7.74% at December 31, 1997.

Savings institutions have a statutory requirement to maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, the Bank's tangible capital is equal to its core capital. At December 31, 1997, Strongsville Savings' tangible capital ratio was 7.74%.

The risk-based capital standard adopted by the OTS currently requires savings institutions to maintain a minimum ratio of total capital (core capital plus supplementary capital) to risk-weighted assets of 8.00%. At the end of 1997, the Bank's supplementary capital consisted of general valuation allowances. Supplementary capital may be used to satisfy the risk-based capital requirement only up to an amount equal to core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a specific risk weight based on the risks which the OTS deems are inherent in each type of asset. Strongsville Savings' risk-based capital ratio was 12.85% at December 31, 1997.

In August 1995, the OTS and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing the capital adequacy of a bank. Under the final rule, the OTS must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August 1995, the OTS and the other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to changes in interest rates. Under the policy statement, the OTS will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. The OTS intends, at a future date, to incorporate explicit minimum requirements for interest rate risk in its risk-based capital standards through the use of a model developed from the policy statement, a future proposed rule and the public comments received therefrom.

In addition, the federal banking agencies recently adopted a revision to their uniform financial institution rating system (UFIRS) for the purpose of incorporating a risk sensitivity component. UFIRS is a supervisory rating system used by the OTS and other banking agencies to evaluate the soundness of depository institutions on a uniform basis. The federal banking agencies have implemented the UFIRS through a so-called "CAMEL" rating system, which is applied in connection with routine bank and thrift examinations. CAMEL is an acronym that stands for Capital Adequacy, Asset Quality, Management, Earnings and Liquidity. Routine bank and thrift examinations are undertaken in order to analyze each of these factors for each institution examined, and the institution is assigned component scores for each factor and an aggregate score, or rating, based on analysis of all of such factors. Effective February 26, 1997, the OTS and other federal banking agencies added a sixth component, Sensitivity to Market Risk. Accordingly, examinations of all depository institutions now analyze an institutions Sensitivity to Market Risk, meaning principally an assessment of the market risks to which each institution is subject and management's ability to manage market risks. For many thrift institutions, market risk is represented almost exclusively by interest rate risk, but for larger institutions with complex operations, such as foreign exchange, commodities and trading operations, market risk can encompass other types of risk as well.

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

See Note 12 of the "Notes to Consolidated Financial Statements" for a discussion of the Bank's capital calculation and its compliance with various minimum regulatory capital requirements at December 31, 1997.

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

An institution that is required to submit a capital restoration plan must concurrently submit a performance guarantee executed by each company that controls the institution. The guarantee would be limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. The guarantee would expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution that fails to submit a written capital restoration plan in a timely fashion, including any required performance guarantee(s), or fails in any material respect to implement a capital restoration plan, would become subject to the restrictions in Section 38 of the FDIA that are applicable to significantly undercapitalized institutions.

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

At December 31, 1997, Strongsville Savings' Tier 1 risk-based capital ratio was 12.42% and, as previously discussed, its risk-based and core capital ratios were 12.85% and 7.74%, respectively. As a result, Strongsville Savings was deemed to be a "well capitalized" institution for purposes of the above regulations at the end of 1997 and as such was not subject to the foregoing restrictions.

Capital Distributions Regulation. The OTS regulation on capital distributions imposes limits on all capital distributions by savings institutions. Since this regulation applies to the Bank, it will affect the Bank's ability to pay dividends to its parent, Emerald, which in turn pays dividends to its shareholders. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. An institution that has regulatory capital which is at least equal to its fully phased-in capital requirement, and has not been notified that is "is in need of more than normal supervision," is a Tier 1 institution. Strongsville Savings was a Tier 1 institution at the end of 1997. A Tier 1 institution is permitted to make capital distributions during a calendar year up to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four-quarter period. In December 1994, the OTS proposed revisions to its capital distribution regulations to conform with the capital adequacy classification adopted under FDICIA. Under the proposal, savings associations generally would be authorized to make capital distributions so long as they are not deemed in troubled condition and would remain classified as at least adequately capitalized following a proposed distribution. Savings associations held by savings and loan holding companies would still be required to submit prior written notification to the OTS.

Deposit Insurance. The Bank's deposits are insured up to $100,000 by the FDIC through the SAIF and backed by the full faith and credit of the United States Government. The Bank is charged an annual premium for this insurance. The rate assessed is based on the capital adequacy and supervisory rating of the institution and is assigned by the FDIC.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund (BIF) and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time.

The FDIC has established a risk-based assessment system for both SAIF and BIF members. On September 30, 1996, the President signed into law an omnibus appropriations act for fiscal year 1997 that included, among other things, the recapitalization of the SAIF in a section entitled the Deposit Insurance Funds Act of 1996. The Act included a provision whereby all insured depository institutions were charged a one-time special assessment based upon their SAIF assessable deposits as of March 31, 1995. The Bank recorded a pre-tax charge of $2,481,000, which represented 65.7 basis points of the March 31, 1995 assessable deposits. The Deposit insurance rate for the Bank dropped to 6.28 basis points of assessable deposits in 1997 from 23 basis points in most of 1996.

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

Federal Home Loan Bank System. The Federal Home Loan Banks, currently twelve in number, are under the regulatory oversight of the Federal Housing Financing Board. Each Federal Home Loan Bank ("FHLB") provides credit to members in the form of advances. Strongsville Savings is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount at least equal to 1% of the aggregate outstanding principal amount of Strongsville Saving's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Strongsville Savings is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $3.5 million at December 31, 1997.

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

Strongsville Savings is required by Ohio law and regulations to comply with certain reserve and net worth requirements. Currently, Ohio-chartered savings institutions are required to establish and maintain a reserve for the absorption of bad debts and other losses in an amount at least equal to 3% of the institution's savings account balance. For purposes of complying with this reserve requirement, such savings institutions are able to include the amount of any permanent stock issued and outstanding, contributed surplus, undivided profits, specific loss or valuation reserves and any other nonwithdrawable accounts. In addition, Ohio-chartered savings institutions that are rated a "composite one" (the highest rating under the UFIRS system, discussed above) are required to establish and maintain a ratio of net worth to total assets of not less than 3%. All other Ohio-chartered savings institutions are required to have a ratio of net worth to total assets of not less than 4%. Net worth consists of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), minority interests in the equity capital accounts of consolidated subsidiaries and subordinated debentures (in varying amounts and percentages). At December 31, 1997, Strongsville Savings was in compliance with applicable reserve and net worth requirements.

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

The investment authority of Ohio-chartered savings institutions is broader in many respects than that of federally chartered savings institutions. However, since the enactment of FIRREA, state-chartered savings institutions, such as Strongsville Savings, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1997, Strongsville Savings had no investments subject to the foregoing prohibition.

Furthermore, a state-chartered savings institution may not engage as principal in any activity not permitted for federal institutions unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the capital standards prescribed under FIRREA. When certain activities are permissible for a federal institution, the state institution may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets its capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1997, Strongsville Savings had no investments that were affected by the foregoing limitations.

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


FEDERAL AND STATE TAXATION

Federal Taxation. Emerald Financial is subject to the provisions of the Internal Revenue Code of 1986, as amended (the Code), which subject corporations to an income tax generally calculated at 34% of taxable income. The Company and its subsidiaries file a consolidated federal income tax return.

The Bank's tax bad-debt deduction prior to 1996 was determined under Section 593 of the Internal Revenue Code, and was the greater of the amounts using the percentage-of-taxable income accounting method or the specific charge-off accounting method. During 1996, legislation was passed that repealed Section 593 of the Internal Revenue Code, thereby eliminating the percentage-of-taxable income accounting method after 1995. The excess reserves between 1988 and 1995 are required to be recaptured into taxable income over a six year period beginning in 1996. This recapture may be delayed for a one or two year period subject to meeting certain residential loan requirements. Management estimates that recapture of this amount will begin in 1998 because they expect to meet the residential loan tests required for deferral. The amounts to be recaptured have been accrued for under SFAS No. 109, Accounting for Income Taxes. The recapture amount of $3.3 million will result in tax payments of approximately $1.1 million. The pre-1988 reserve provisions are subject to recapture requirements only in the case of certain excess distributions to, and redemptions of shareholders or if the Bank no longer qualifies as a "bank." Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $2.4 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

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

ITEM 2.  PROPERTIES
-------  ----------

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

At December 31, 1997, the net book value of the Bank's investment in premises and equipment totaled $4.3 million.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Bank and its subsidiary are involved as plaintiff or defendant in various legal proceedings incident to their business. In the opinion of management, these proceedings are not, either individually or in the aggregate, material to the Bank and its subsidiary.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters subject to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The capital stock of Emerald Financial Corp. began trading under the symbol "EMLD" on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System on March 7, 1997. Prior to March 7, 1997, the Company's stock was traded under the symbol "SSBK" on the NASDAQ small cap market. As of January 31, 1998, there were approximately 442 holders of the Company's capital stock. Emerald offers a Dividend Reinvestment Program to shareholders of record.

The following table sets forth the high and low prices of the Company's capital stock and cash dividends per share for the periods shown. The prices reflect inter-dealer quotations without retail markup, markdown or commissions, and do not necessarily represent actual transactions.

      YEAR               PERIOD                            HIGH                    LOW             DIVIDENDS PAID PER
                                                                                                         SHARE
------------------ ------------------------------ ----------------------- ---------------------- -----------------------
1995               First Quarter                          $ 9.00                 $ 8.50                   4.5(cent)
                   Second Quarter                           9.50                   8.50                   4.5
                   Third Quarter                            9.75                   9.00                   5.5
                   Fourth Quarter                           9.75                   9.00                   5.5
1996               First Quarter                           10.00                   9.25                   5.5
                   Second Quarter                          10.875                  9.75                   6.0
                   Third Quarter                           11.25                  10.25                   6.0
                   Fourth Quarter                          11.25                  10.50                   6.0
1997               First Quarter                           12.25                  10.625                  6.0
                   Second Quarter                          15.00                  11.375                  6.0
                   Third Quarter                           16.25                  13.25                   6.0
                   Fourth Quarter                          22.125                 15.75                   6.0


Information contained in Note 1 of the Notes to Consolidated Financial Statements on pages F1 through F25 of the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders (the Proxy Statement) is also incorporated herein by reference. For additional information concerning restrictions on the payment of dividends see "Item 1. Business - Regulation - Capital Distribution Regulation."

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The information under the caption "Selected Financial Information" in the Proxy Statement, pages 24 and 25, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

The information under the caption "Management's Discussion and Analysis" in the Proxy Statement, pages 26 through 37, is incorporated herein by reference.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

The information under the caption "Management's Discussion and Analysis -- Asset and Liability Management" in the Proxy Statement, pages 34 through 36, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

The consolidated financial statements of the Bank that are contained on pages F1 through F25 of the Proxy Statement, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         The information required by Item 304 of Regulation S-K was previously filed as part of the Company's Current Report on Form 8-K reporting the event of September 17, 1997 filed on September 23, 1997, as amended on Form 8-K/A filed on October 3, 1997.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

Information concerning executive officers of the Bank who are not also directors is contained in "Item 1. Business Other - Executive Officers of the Company Who Are Not Directors." The information concerning directors of the Company, including certain executive officers, contained under the caption "Proposal I - Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Presented below is certain information regarding the executive officers of the Company who are not directors.

         Cynthia W. Gannon (age 40), Vice President and Treasurer - Ms. Gannon was elected Vice President in April 1994 and has served as the Bank's Treasurer since January 30, 1992. She served as the Bank's Controller from January 1988 through January 1992 and is a certified public accountant. Since October 1996, Mrs. Gannon has also served as Vice President and Treasurer of Emerald Financial Corp.

         Paula M. Dewey (age 53), Vice President and Secretary - Ms. Dewey has been employed by the Bank since 1978 and has been Secretary of the Bank since January 1991. She was elected Vice President responsible for construction lending in January 1992; she has been in charge of construction lending since 1987 and served as Assistant Vice President from 1987 until January 1992. Since October 1996, Mrs. Dewey has also served as Vice President and Secretary of Emerald Financial Corp.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information contained under the caption "Proposal I - Election of Directors
- Executive Compensation" in the Proxy Statement is incorporated herein by reference. Under no circumstance shall any item of this Part III of the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997 be deemed to incorporate by reference the information in the Proxy Statement under the caption "Proposal I - Election of Directors Compensation Committee Report" or "Proposal I - Election of Directors - Performance Graph," anything to the contrary herein notwithstanding.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      1.       Independent Auditors' Report (incorporated by reference to pages F1 through F25 the Proxy Statement)

                  Consolidated Financial Statements (incorporated by reference to pages F1 through F25 of the Proxy Statement)


                  (a) Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

                  (b) Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 1997

                  (c) Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1997

                  (d) Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1997

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


                                    EMERALD FINANCIAL CORP.


                                    By:  /S/   THOMAS P. PERCIAK
                                         ----------------------------
                                         Thomas P. Perciak
                                         President and Chief Executive Officer
                                         Date:    March 26, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 \s\ Thomas P. Perciak                                         March 26, 1998
-------------------------------------------------
Thomas P. Perciak
Director, President and Chief Executive Officer
(principal executive officer)


 \s\ John F. Ziegler                                           March 26, 1998
-------------------------------------------------
John F. Ziegler
Director, Executive Vice President
and Chief Financial Officer
(principal accounting and financial officer)

 \s\ Mike Kalinich                                             March 26, 1998
-------------------------------------------------
Mike Kalinich
Director,  Chairman of the Board


 \s\ Kenneth J. Piechowski                                     March 26, 1998
-------------------------------------------------
Kenneth J. Piechowski
Director

 \s\ Joan M. Dzurilla                                          March 26, 1998
-------------------------------------------------
Joan M. Dzurilla
Director

 \s\ William A. Fraunfelder, Jr.                               March 26, 1998
-------------------------------------------------
William A. Fraunfelder,  Jr.
Director


 \s\ Glenn W. Goist                                            March 26, 1998
-------------------------------------------------
Glenn W. Goist
Director


 \s\ John J. Plucinsky                                         March 26, 1998
-------------------------------------------------
John J. Plucinsky
Director


 \s\ George P. Bohnert, Jr.                                    March 26, 1998
-------------------------------------------------
George P. Bohnert, Jr.
Director

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K:

         Exhibit
         Number     Description                                                 Attachment Number
       ----------   --------------                                            --------------------
         (3)(i)            Articles of Incorporation, as amended                        *
         (3)(ii)           Code of Regulations                                          *
         (10)(a)           Amendment to Employment Agreement
                           (Thomas P. Perciak)                                          ***
         (10)(b)           Amendment to Employment Agreement
                           (John F. Ziegler)                                            ***
         (10)(c)           The Strongsville Savings Bank 1994 Long-Term
                           Incentive Plan                                               **
         (10)(d)           Severance Agreement (Dean R. Anaya)                          **
         (10)(e)           Amended Severance Agreement (Paula M. Dewey)                 ***
         (10)(f)           Amended Severance Agreement (Cynthia W. Gannon)              ***
         (10)(g)           Amended Severance Agreement (William J. Harr, Jr.)           ***
         (10)(h)           Amendment to Executive Supplemental Benefit Agreement
                           (Thomas P. Perciak)                                          ***
         (10)(i)           Amendment to Executive Supplemental Benefit Agreement
                           (John F. Ziegler)                                            ***
         (10)(j)           Executive Supplemental Benefit Agreement
                           (Dean R. Anaya)                                              **
         (10)(k)           Amended Executive Supplemental Benefit Agreement
                           (Paula M. Dewey)                                             ***
         (10)(l)           Amended Executive Supplemental Benefit Agreement
                           (Cynthia W. Gannon)                                          ***
         (10)(m)           Amended Executive Supplemental Benefit Agreement
                           (William J. Harr, Jr.)                                       ***
         (10)(n)           Executive Supplemental Benefit Agreement
                           (Deborah A. Perciak)                                         **
         (10)(o)           Split Dollar Life Insurance Agreement                        ***
                           (Thomas P. Perciak)
         (10)(p)           Split Dollar Life Insurance Agreement                        ***
                           (John F. Ziegler)
         (10)(q)           Executive Supplemental Benefit Agreement                     ***
                           (Thomas P. Perciak)
         (10)(r)           Executive Supplemental Benefit Agreement                     ***
                           (John F. Ziegler)
         (11)              Computation of earnings per share                            11
         (21)              Subsidiaries                                                 21
         (23)(a)           Consent KPMG Peat Marwick LLP                                23 (a)
         (23)(b)           Consent Deloitte & Touche LLP                                23 (b)
         (27)              Financial data schedule                                      27
         (99)              Additional Exhibits - Report of predecessor
                           independent accountants                                      99
--------------------------------------

         * Incorporated by reference to Exhibits 3(i)and 3(ii) of Registrant's Registration Statement on Form 8-A, filed March 6, 1997.

         ** Incorporated by reference to Exhibit 99(i) of Registrant's Registration Statement on Form 8-A, filed March 6, 1997.

         *** Incorporated by reference to Exhibit 10 of Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1997.


(b)      None

(c) All required exhibits are filed as attached or incorporated by reference.

(d)      No financial statement schedules are required to be filed.

                             EMERALD FINANCIAL CORP.

       INDEX TO EXHIBITS TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

         EXHIBIT                    DESCRIPTION
--------------------------------------------------------------------------------

         (11)              Computation of earnings per share
         (21)              Subsidiaries
         (23)(a)           Consent KPMG Peat Marwick LLP
         (23)(b)           Consent Deloitte & Touche LLP
         (27)              Financial Data Schedule
         (99)              Report of Predecessor Independent Accountants