Form 10-Q
period 1998-03-31
EMERALD FINANCIAL CORP
filed 1998-05-15
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

[ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            OHIO                                          34-1842953
--------------------------------                       -------------------
 (State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                        Identification No.)

           14092 PEARL ROAD
           STRONGSVILLE, OHIO                                44136
 ----------------------------------------                  ----------
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
Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                                          10,264,288
--------------------------------------------------------------------------------
         (Class)                                 (Outstanding at April 30, 1998)

                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS
                                -----------------


PART I.           FINANCIAL INFORMATION                                     PAGE

         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of March 31, 1998, and
                  December 31, 1997..........................................  2

                  Consolidated Statements of Income for
                  the Three Month Periods Ended March
                  31, 1998 and 1997..........................................  3

                  Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended March
                  31, 1998 and 1997..........................................  4

                  Notes to Consolidated Financial Statements.................  5

        Selected Financial Information.......................................  8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............  9

                  Tables..................................................... 19

       Item 3.   Qualitative and Quantitative Disclosures
                   about Market Risk......................................... 22

PART II.          OTHER INFORMATION
         Item 1.  Legal Proceedings.......................................... 23
         Item 2.  Changes in Securities...................................... 23
         Item 3.  Defaults on Senior Securities.............................. 23
         Item 4.  Submission of Matters to a Vote of Shareholders............ 23
         Item 5.  Other Information.......................................... 23
         Item 6.  Exhibits and Reports on Form 8-K........................... 23

SIGNATURES .................................................................. 24

EXHIBITS .................................................................... 25

                             EMERALD FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1998           1997
-----------------------------------------------------------------------------------------------------
                                                               (In thousands, except per share data)
ASSETS:
  CASH AND CASH EQUIVALENTS
    Cash and deposits with banks                                       $  9,362      $  7,729
    Interest bearing deposits with banks                                 16,718         3,033
  INVESTMENT SECURITIES
    Held-to-maturity  (fair values of $11,486 and $14,037 at
       March 31, 1998 and December 31, 1997, respectively)               11,687        14,231
    Available for sale  (amortized cost of $35,295 and $31,256 at
       March 31, 1998 and December 31, 1997, respectively)               35,597        31,480
  MORTGAGE-BACKED SECURITIES
    Held-to-maturity  (fair values of $24,377 and $26,416 at
       March 31, 1998 and December 31, 1997, respectively)               23,844        25,825
    Available for sale  (amortized cost of $27,379 and $27,209 at
       March 31, 1998 and December 31, 1997, respectively)               27,513        27,312
  LOANS-NET
    (Including allowance for loan losses of $1,740 and $1,625 at
       March 31, 1997 and December 31, 1996, respectively)              464,058       461,457
  Loans held for sale                                                     1,798         7,823
  Accrued interest receivable                                             3,165         3,343
  Federal Home Loan Bank stock-at cost                                    3,566         3,504
  Premises and equipment-net                                              4,192         4,259
  Cash surrender value of life insurance                                 10,712        10,341
  Prepaid expenses and other assets                                       3,587         3,628
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $615,799      $603,965
=============================================================================================

LIABILITIES:
  Deposits                                                             $529,373      $520,690
  Federal Home Loan Bank advances                                        27,824        28,138
  Deferred federal income tax                                             1,884         1,875
  Advance payments by borrowers                                             787         1,574
  Accrued interest payable                                                1,349         1,002
  Accounts payable and other                                              3,731         2,171
---------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                                564,948       555,450

SHAREHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares authorized,
    10,262,288 and 10,145,200 shares issued and outstanding
    at March 31, 1998 and December31, 1997, respectively                  9,831         9,831
  Accumulated other comprehensive income                                    287           216
  Retained earnings                                                      40,733        38,468
---------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                        50,851        48,515
---------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                 $615,799      $603,965
=============================================================================================

Shareholders' Equity per share                                         $   4.96      $   4.78
Tangible Equity per share                                              $   4.87      $   4.70


       See notes to unaudited consolidated financial statements

                             EMERALD FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   THREE MONTHS ENDED MARCH 31,
                                                      1998             1997
----------------------------------------------------------------------------------
                                      (Dollars In thousands, except per share data)
INTEREST INOME
   Loans                                             $ 9,411          $ 8,764
   Investment securities                                 637              858
   Mortgage-backed securities                            869            1,064
   Other                                                 243              181
----------------------------------------------------------------------------------
                                                      11,160           10,867
INTEREST EXPENSE
   Deposits                                            6,518            6,357
   Advances from the Federal Home Loan Bank              416              370
----------------------------------------------------------------------------------
                                                       6,934            6,727
----------------------------------------------------------------------------------
NET INTEREST INCOME                                    4,226            4,140
Provision for loan losses                                114               78
----------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                     4,112            4,062

NON-INTEREST INCOME
   Gain on sale of loans and other assets                374               48
   Loan service fees                                     200              166
   Other                                                 461              211
----------------------------------------------------------------------------------
                                                       1,035              425

NON-INTEREST EXPENSE
   Salaries and employee benefits                        936            1,061
   Net occupancy and equipment                           406              381
   Franchise tax                                         163              147
   Federal deposit insurance                              81               76
   Amortization of goodwill                               28               31
   Other                                                 779              590
----------------------------------------------------------------------------------
     Non-interest expense                              2,393            2,286

INCOME BEFORE FEDERAL INCOME TAXES                     2,754            2,201

Provision for federal income taxes                       898              764
----------------------------------------------------------------------------------

NET INCOME                                           $ 1,856          $ 1,437
=================================================================================

Basic earnings per common share                      $  0.18          $  0.14
Diluted earnings per common share                    $  0.17          $  0.14



       See notes to unaudited consolidated financial statements

                             EMERALD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                        1998                1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $ 1,856             $ 1,437
   Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for loan losses                                                       114                  78
          Gain from sale of loans and other assets                                       (374)                (48)
          Accretion of discounts and other deferred yield items                          (830)               (477)
          Depreciation and amortization                                                   183                 191
          Effect of change in accrued interest
             receivable and payable                                                       525                 (71)
          Federal Home Loan Bank stock dividends                                          (63)                (49)
          Deferred federal income taxes                                                   (28)                 10
          Net change in other assets and liabilities                                    1,015                (890)
          Proceeds from sale of loans originated for sale                              35,289               6,970
          Disbursements on loans originated for sale                                  (28,897)             (6,135)
-------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               8,790               1,016

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                               (1,695)            (14,624)
   Purchases of:
     Loans                                                                                  -              (4,422)
     Mortgage-backed securities available for sale                                     (5,593)             (9,011)
     Investment securities available for sale                                         (15,202)             (2,284)
     Investment securities held to maturity                                            (8,600)             (2,100)
     Premises and equipment                                                               (82)                (29)
   Proceeds from:
     Principal repayments and maturities of:
       Mortgage-backed securities available for sale                                    5,423                 217
       Mortgage-backed securities held to maturity                                      1,980               1,362
       Investment securities available for sale                                         9,168                   -
       Investment securities held to maturity                                          11,144              20,438
     Sales of available for sale mortgage-backed securities                                 -                   -
     Sales of available for sale investment securities                                  1,995                   -
-------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                  (1,462)            (10,453)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                             8,682              18,148
   Payments on advances from the Federal Home Loan Bank                                  (314)             (7,366)
   Proceeds from advances from the Federal Home Loan Bank                                   -              10,000
   Net decrease in escrows                                                               (787)               (772)
   Effect of stock options exercised                                                      767                   -
   Payment of dividends on common stock                                                  (358)               (304)
-------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               7,990              19,706
-------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                15,318              10,269

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                                  10,762               7,552
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                                      $ 26,080            $ 17,821
=========================================================================================================================

       See notes to unaudited consolidated financial statements

                     EMERALD FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       NATURE OF OPERATIONS
         --------------------

                  Emerald Financial Corp. (Emerald or Company) is a unitary thrift holding company formed in 1996 which became the parent company of The Strongsville Savings Bank (Strongsville or Bank) on March 6, 1997, through a tax-free exchange of shares of Strongsville for shares of Emerald. The Company's primary holding is The Strongsville Savings Bank. The Bank conducts its principal activities from its Community Financial Centers ("Offices") located in southwestern Cuyahoga County, Lorain County and Medina County. The Bank's principal activities include residential lending and retail banking.

2.       BASIS OF PRESENTATION
         ---------------------

                  The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiary, The Strongsville Savings Bank. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three month periods ended March 31, 1998 and 1997; (b) the financial condition at March 31, 1998, and December 31, 1997; and
(c) the statements of cash flows for the three month periods ended March 31, 1998 and 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for a full year.

                  Certain prior period data has been reclassified to conform to current year presentation.

3.       STATEMENTS OF CASH FLOWS
         ------------------------

                  For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with maturities of less than three months to be cash equivalents.

                  Income tax payments of $20,000 and $-0- were made during the three month periods ended March 31, 1998 and 1997, respectively. Interest paid totaled $6,587,000 and $6,540,000 for the three month periods ended March 31, 1998 and 1997, respectively. There were transfers from loans to real estate owned of $233,000 with $371,000 in loans made to finance the sale of real estate owned during the three month period ended March 31, 1998. There were transfers from loans to real estate owned of $535,000 with no loans made to finance the sale of real estate owned during the three month period ended March 31, 1997.

4.       SHAREHOLDERS' EQUITY
         --------------------

         On April 20, 1998, the board declared a two-for-one stock split in the form of a 100 percent common stock dividend payable May 15, 1998 to shareholders of record as of May 1, 1998. The stock split increased the Company's outstanding common shares from 5.1 million to 10.2 million shares. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the consolidated financial statements and notes thereto to number of shares, per- share amounts, stock option data, and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.

5.       EARNINGS PER SHARE
         ------------------

         Basic and diluted earnings per share are presented in accordance with Statement of Accounting Standards No. 128, Earnings per Share. The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share.

                                                                         QUARTER ENDED MARCH 31,
                                                          --------------------------------------------------
                                                                    1998                     1997
                                                          ------------------------- ------------------------
Weighted average number of common
   shares outstanding used in basic
   earnings per common share calculation                                10,198,618               10,123,200
   Net dilutive effect of stock options                                    549,056                  171,494
                                                          ------------------------- ------------------------
Weighted average number of shares
   outstanding adjusted for effect of
   dilutive securities                                                  10,747,674               10,294,694
                                                          ========================= ========================
Net income                                                             $1,856,000.              $1,437,000.
                                                          ========================= ========================
Basic earnings per common share                                           $   0.18                 $   0.14
                                                          ========================= ========================
Diluted earnings per common share                                         $   0.17                 $   0.14
                                                          ========================= ========================

6.       COMPREHENSIVE INCOME
         --------------------

                  Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the quarters ended March 31, 1998 and 1997 are as follows:

                                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                     1998                    1997
                                                              ------------------------------------
                                                                           (In thousands)
Net income                                                             $1,856              $1,437
Unrealized holding gains (losses) arising
    during the period, net of tax effect of
    $37,000 and ($60,000) for the periods
    ended March 31, 1998 and 1997,
    respectively.                                                          71               (117)
Less reclassification adjustment for gains
    and losses included in net income                                      --                  --
                                                              ------------------------------------
Comprehensive income                                                   $1,927              $1,320
                                                              ====================================


7.       NEW ACCOUNTING STANDARDS
         ------------------------

         The Company adopted Statement of Financial Accountings Standards (SFAS) No. 131, Disclosures about segments of an Enterprise and Related Information, on January 1, 1998. This statement provides accounting and reporting standards for the way pubic enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has determined that adoption of SFAS No. 131 will not result in increased reporting and disclosure requirements.

         The Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, on January 1, 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Management has determined that adoption of SFAS No. 132 will not result in increased reporting and disclosure requirements.

------------------------------------------------------------------------------------------------------

                                     SELECTED FINANCIAL INFORMATION


                                                                THREE MONTHS ENDED MARCH 31,
                                                                1998                    1997
------------------------------------------------------------------------------------------------------
                                                                            Unaudited
                                                         (Dollars in thousands, except per-share data)
ANNUALIZED RETURNS AND OPERATING RATIOS
   Basic earnings per share                               $          0.18           $          0.14
   Diluted earnings per share                             $          0.17           $          0.14
   Return on Average Assets                                          1.23%                     1.00%
   Return on Average Equity                                         14.93%                    13.13%
   Noninterest expense to
          average assets                                             1.57%                     1.58%
   Efficiency ratio                                                 48.40%                    49.92%

OTHER SELECTED FINANCIAL RATIOS
   Interest rate spread                                              2.62%                     2.60%
   Net yield on interest-earning assets                              2.92%                     2.95%
   Yield on average interest-earning assets                          7.71%                     7.75%
   Cost of average interest-bearing liabilities                      5.09%                     5.15%
   Non-performing loans to total loans                               0.40%                     0.33%
   Non-performing assets to total assets                             0.45%                     0.34%
   Net recoveries (charge-offs) to average loans                     0.00%                     0.00%
   Capital ratios:
     Tangible capital ratio                                          7.94%                     7.25%
     Core capital ratio                                              7.94%                     7.25%
     Risk-based capital ratio                                       13.21%                    12.38%
   Dividends per share                                    $         0.035           $          0.03

   Annualized total asset growth                                     7.84%                    14.92%
   Average total assets                                   $       602,211           $       571,953
   Average loans, net (includes held for sale)                    465,972                   431,952
   Average interest-earning assets                                578,926                   561,253
   Average deposits                                               517,254                   497,044
   Average advances from the FHLB                                  27,912                    25,841
   Average shareholders' equity                                    49,731                    43,754

  Weighted average shares outstanding-Basic                    10,198,618                10,123,200
  Weighted average shares outstanding-Diluted                  10,747,674                10,294,694
  Shares outstanding at period end                             10,262,288                10,123,200
------------------------------------------------------------------------------------------------------

Part I, Item 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         Emerald Financial Corp. (Emerald or Company), a unitary thrift holding company, became the holding company of The Strongsville Savings Bank (Strongsville or Bank) in a tax-free exchange of shares of the Bank for shares of Emerald on March 6, 1997. As a result, Emerald owns and operates the Bank. The Bank was founded in 1961 as an Ohio-chartered, federally insured savings association whose business activities are concentrated in the greater Cleveland, Ohio area. The Company conducts its business through its home office in Strongsville and its thirteen additional full-service Community Financial Centers located in Cuyahoga, Lorain and Medina counties.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

         The Company's total assets at March 31, 1998, were $615.8 million, representing an increase of $11.8 million, or 7.8%, annualized, for the three month period and of $27.2 million, or 4.5% for the twelve month period ended March 31, 1998. The increase in assets was primarily concentrated in interest bearing deposits with banks.

         The Company's deposits were $529.4 million at March 31, 1998, representing an increase of $8.7 million, or 6.7%, annualized, during the three month period and of $17.8 million, or 3.5% during the twelve month period ended March 31, 1998.

         Net interest income was $4.2 million for the quarter ended March 31, 1998, an increase of $0.1 million over the first quarter of 1997. The increase in interest-earning assets combined with an increase in interest rate spread, caused the improvement. Average interest-earning assets increased $17.6 million from $561.3 million for the first quarter of 1997 to $578.9 million for the first quarter of 1998. The Bank's interest rate spread increased 2 basis points from 2.60% during the first quarter of 1997 to 2.62% during the first quarter of 1998.

         Net income for the first quarter of 1998, at $1.8 million, was $0.4 million more than the $1.4 million for the same period in 1997. The increase was primarily due to the increase in non-interest income.

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

--------------------------------------------------------------------------------
                                     TABLE 1
                              AVERAGE BALANCE TABLE

                                                                 FOR THE THREE MONTHS ENDED MARCH 31,
                                                         1998                                   1997
                                                AVERAGE                     YIELD/      AVERAGE                      YIELD/
                                                BALANCE     INTEREST         RATE       BALANCE      INTEREST        RATE
------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                 $ 465,972    $ 9,411         8.08%      $ 431,952     $ 8,764         8.12%
Investment securities                             44,410        637         5.74%         56,161         858         6.11%
Mortgage-backed securities                        52,621        869         6.61%         57,563       1,064         7.40%
Other interest-earning assets                     15,923        243         6.10%         15,577         181         4.65%
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    578,926     11,160         7.71%        561,253      10,867         7.75%
Noninterest-earning assets                        23,285                                  10,700
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 602,211                               $ 571,953
==============================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                  $ 517,254    $ 6,518         5.04%      $ 497,044     $ 6,357         5.12%
Advances from FHLB                                27,912        416         5.96%         25,841         370         5.73%
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               545,166      6,934         5.09%        522,885       6,727         5.15%
Noninterest-bearing liabilities                    7,314                                   5,314
Shareholders' equity                              49,731                                  43,754
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 602,211                               $ 571,953
==============================================================================================================================

Net interest income                                         $ 4,226                                  $ 4,140
Interest-rate spread                                                        2.62%                                    2.60%
Net interest margin                                                         2.92%                                    2.95%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                              106.19%                                  107.34%
------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $390,000 and $381,000 for the three months ended March 31, 1998 and 1997, respectively.
(2) Deposits include noninterest-bearing demand accounts which were $12,718,000 and $9,880,000 at March 31, 1998 and 1997, respectively.

Table 2 presents certain information regarding changes in interest income and interest expense of the Company for the three month periods ended March 31, 1998 and 1997. The table shows the changes in interest income and interest expense by major category attributable to changes in the average balance (volume) and the changes in interest rates. The net change not attributable to either rate or volume is allocated on a prorata basis to the change in rate or volume. Assets available for sale are included in the major asset category as if they were held-to-maturity.

                                                                                     TABLE 2
-------------------------------------------------------------------------------------------------------------------------------
                                                                               AVERAGE BALANCE TABLE

                                                               1998 COMPARED TO 1997                1997 COMPARED TO 1996
                                                                INCREASE (DECREASE)                  INCREASE (DECREASE)
                                                                DUE TO CHANGES IN                     DUE TO CHANGES IN
                                                         VOLUME       RATE         TOTAL       VOLUME       RATE         TOTAL
-------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                               $ 690       $ (43)       $ 647        $ 1,768     $ (301)     $ 1,467
Investment securities                                     (171)        (50)        (221)          (272)        33         (239)
Mortgage-backed securities                                 (87)       (108)        (195)           122         49          171
Other                                                        4          58           62             37        (16)          21
-------------------------------------------------------------------------------------------------------------------------------
Total                                                      436        (143)         293          1,655       (235)       1,420
-------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                   262        (101)         161            833        (43)         790
Advances from FHLB                                          20          26           46            208        (33)         175
-------------------------------------------------------------------------------------------------------------------------------
Total                                                      282         (75)         207          1,041        (76)         965
-------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                            $ 154       $ (68)        $ 86          $ 614     $ (159)       $ 455
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------



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

                                                       Three months ended March 31, 1998
                                                       --------------------------------
                                                             (Dollars in thousands)
Net interest income:
   Current period                                                $ 4,226
   Prior period                                                    4,140
                                                       --------------------------------
Dollar change from prior period                                  $    86
                                                       --------------------------------
Percent change from prior period                                    2.08%
                                                       ================================

Interest income
---------------

         Interest income for the three months ended March 31, 1998, was $11.2 million, compared to $10.9 million for the first quarter of 1997, an increase of $0.3 million or 2.70%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2. Average interest-earning assets increased to $578.9 million for the first quarter of 1998 from $561.3 million for the first quarter of 1997. The effect of the increase in interest-earning assets was offset somewhat by the 4 basis point decline in the average yield on interest-earning assets to 7.71% for the first quarter of 1998 from 7.75% for the like period in 1997.

Interest expense
----------------

         Interest expense increased during the quarter ended March 31, 1998, compared to the same period in 1997 primarily due to an increase in average interest-bearing liabilities of $22.3 million, or 4.26%, offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $545.2 million and $522.9 million for the first quarter of 1998 and 1997, respectively. The average cost of interest-bearing liabilities decreased 6 basis points to 5.09% for the first quarter of 1998 from 5.15% for the same period in 1997. This decrease partially offset the effect of the increase in interest-bearing liabilities.

Provision for loan losses
-------------------------

         The provision for loan losses for the three months ended March 31, 1998, was $114,000 compared to $78,000 for the same period in 1997. The provisions for both periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

         Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME
--------------------------------------------------------------------------------

                                                         Three months ended March 31, 1998
                                                       ------------------------------------
                                                               (Dollars in thousands)
Noninterest income:
   Current period                                                         $1,035
   Prior period                                                              425
                                                       ------------------------------------
Dollar change from prior period                                            $ 610
                                                       ------------------------------------
Percent change from prior period                                          143.66%
                                                       ====================================

         Noninterest income consists primarily of fees earned for servicing loans and providing services for customers, gains on loan sales and earnings credited to bank owned life insurance. The increase in noninterest income is primarily due to an increase in gains on sales of loans. Gains on the sale of loans were $367,000 during the first quarter of 1998 compared to $42,000 for the first quarter of 1997. The 1998 gain was higher because more loans were sold during the first quarter of 1998 than the same period in 1997.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------

                                                          Three months ended March 31, 1998
                                                       ---------------------------------------
                                                                (Dollars in thousands)
Noninterest expense:
   Current period                                                        $ 2,393
   Prior period                                                            2,286
                                                       ---------------------------------------
Dollar change from prior period                                          $   107
                                                       ---------------------------------------
Percent change from prior period                                            4.72%
                                                       =======================================

         The increase in noninterest expense is due to the general price increases and to expenses related to real estate owned during the first quarter of 1998. Management is pleased with the efficiency ratio of 48.40%, which has improved from the 49.92% a year ago.

FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

         The Bank provided $898,000 for federal income tax during the first quarter of 1998 and $764,000 during the like period in 1997. Income before the provision for federal income taxes increased for the compared periods resulting in a corresponding increase in the provision for federal income taxes.

FINANCIAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

         Financial institutions, such as Strongsville Savings, must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments and expenses. Management of cash flows requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits, and loan payments. The Bank uses the funds from deposit inflows and loan payments primarily to originate loans and to purchase investment securities.

         At March 31, 1998, loans-in-process to be funded over a future period of time totaled $35 million, and loan commitments or loans committed but not closed totaled $55 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Bank has adequate resources to meet its normal funding requirements.

         The Bank is a party to a credit agreement with the Federal Home Loan Bank of Cincinnati whereby the Bank can obtain advances. The Bank had $28 million in advances outstanding at March 31, 1998.

         For an analysis of Emerald's cash flows, refer to the Consolidated Statements of Cash Flows on page 4. Management believes the Company has adequate resources to meet its normal funding requirements.


SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         Shareholders' equity was $50.9 million at March 31, 1998, an increase of $2,337,000, or 19.26%, annualized, during the first quarter of 1998. This increase was primarily the result of net income. Emerald paid dividends in the first quarter of 1997 of 3.5(cent) per share, an increase of 16.67% over the 3.0(cent) per share dividend paid in the first quarter of 1997.

         The Company's return on average assets was 1.23% and return on average equity was 14.93% for the first quarter of 1998.

         At March 31, 1998, the Bank was in excess of all capital requirements specified by federal regulations as shown by the following table.

                                                   TIER 1 LEVERAGE     TIER 1 RISK-BASED    TOTAL RISK-BASED
                                                       CAPITAL              CAPITAL             CAPITAL
                                                ------------------------------------------------------------
                                                                  (Dollars in thousands)
Capital amount -- Actual                                  $ 48,721             $ 48,721            $ 50,441
Capital amount -- Well capitalized                          30,699               22,916              38,193
                                                ------------------------------------------------------------
Amount in excess of requirement                            $18,022              $25,805             $12,248
                                                ============================================================

Capital ratio -- Actual                                      7.94%               12.76%              12.38%
Capital ratio -- Well capitalized                            5.00%                6.00%              10.00%
                                                ------------------------------------------------------------
Amount in excess of requirement                              2.94%                6.76%               2.38%
                                                ============================================================

         Strongsville Savings' capital levels at March 31, 1998, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
--------------------------------------------------------------------------------

         Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of March 31, 1998, the Bank had 81.04% of total assets invested in Qualified Thrift Investments.

YEAR 2000 ISSUE
--------------------------------------------------------------------------------

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Year 2000 (Y2K) problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause the system to fail.

The Company is utilizing both internal and external resources to identify, correct and test the systems for the Y2K compliance. It is anticipated that all reprogramming efforts will be complete by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from Emerald's primary vendors that plans have been developed and are being implemented to address processing of transactions in the year 2000. Management estimates that Y2K compliance expense will amount to approximately $600,000 over the next one and one half years.

ASSET QUALITY
--------------------------------------------------------------------------------

         Table 3 sets forth information regarding non-performing assets at March 31, 1998, December 31, 1997, and March 31, 1997.

--------------------------------------------------------------------------------
                                     TABLE 3
                         NON-PERFORMING ASSETS ANALYSIS

                                                 MARCH 31,       DECEMBER 31,       MARCH 31,
                                                   1998             1997              1997
----------------------------------------------------------------------------------------------
                                                          (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                         $  507           $  156           $  407
   1-4 family - construction                         459              692              -
   Multi-family and Commercial
       real estate                                   -                -                -
   Land and development                              181              181              -
   Commercial non-real estate                        371              370              -
   Consumer and other                                 38               29               14
----------------------------------------------------------------------------------------------
Total                                              1,556            1,428              421

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                            304              716              442
   1-4 family - construction                         -                -                591
   Multi-family and Commercial
       real estate                                   -                -                -
   Land and development                              -                -                -
   Commercial non-real estate                        -                -                -
   Consumer and other                                -                -                -
----------------------------------------------------------------------------------------------
Total                                                304              716            1,033

Total non-performing loans                         1,860            2,144            1,454

Investments, net of allowance for credit
    losses of $162,000 at March 31, 1998
    December 31,1997                                 446              486              -
Real estate owned                                    493              683              535
----------------------------------------------------------------------------------------------

Total non-performing assets                       $2,799           $3,313           $1,989
==============================================================================================

Allowances for loan losses                        $1,740           $1,625           $1,500
==============================================================================================

Non-performing loans to total loans-net             0.40%            0.45%            0.33%
Non-performing assets to total assets               0.45%            0.55%            0.34%
Allowance for loan losses to ending
   loan balance (before allowance)                  0.37%            0.35%            0.34%
Allowance for loan losses to
   non-performing loans                            93.55%           75.80%          103.15%
----------------------------------------------------------------------------------------------

         Table 4 presents information concerning activity in the allowance for loan losses during the quarters ended March 31, 1998 and 1997.

--------------------------------------------------------------------------------
                                     TABLE 4
                    ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                           FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1998              1997
--------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Allowance at the beginning of the period                   $ 1,625            $ 1,423
Provision charged to expense                                   114                 78

Charge-offs:
   1-4 family - permanent                                        -                  -
   1-4 family - construction                                     -                  -
   Multi-family and Commercial
       real estate                                               -                  -
   Land and development                                          -                  -
   Commercial non-real estate                                    -                  -
   Consumer and other                                            -                  5
--------------------------------------------------------------------------------------
                                                                 -                  5
Recoveries
   1-4 family - permanent                                        -                  -
   1-4 family - construction                                     -                  -
   Multi-family and Commercial
       real estate                                               -                  -
   Land and development                                          -                  -
   Commercial non-real estate                                    -                  -
   Consumer and other                                            1                  4
--------------------------------------------------------------------------------------
                                                                 1                  4
--------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                     1                 (1)
--------------------------------------------------------------------------------------

Allowance at the end of the period                         $ 1,740            $ 1,500
======================================================================================


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

         Table A sets forth the composition of the Bank's loan portfolio at March 31, 1998, December 31, 1997, and March 31, 1997.

--------------------------------------------------------------------------------
                                     TABLE A
                           LOAN PORTFOLIO COMPOSITION

                                               MARCH 31, 1998              DECEMBER 31, 1997               MARCH 31, 1997
                                             AMOUNT      PERCENT         AMOUNT       PERCENT          AMOUNT       PERCENT
-----------------------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                             (Dollars In thousands)
   Permanent first mortgage loans:
      1-4 family                           $ 321,019      69.18%        $ 319,796      69.30%         $ 309,317     69.59%
      Multi-family                               868       0.19%              924       0.20%             1,020      0.23%
      Commercial real estate                  49,372      10.63%           52,499      11.38%            53,073     11.94%
      Land                                       453       0.10%              553       0.12%               136      0.03%
-----------------------------------------------------------------------------------------------------------------------------
   Total permanent mortgage loans            371,712      80.10%          373,772      81.00%           363,546     81.79%
-----------------------------------------------------------------------------------------------------------------------------

   Construction first mortgage loans:
      Residential development                 62,499      13.46%           56,217      12.18%            58,377     13.12%
      1-4 family                              38,698       8.34%           37,413       8.11%            38,956      8.76%
      Multi-family                             1,050       0.23%            1,050       0.23%                80      0.02%
      Commercial real estate                   7,777       1.68%            6,879       1.49%             1,869      0.43%
-----------------------------------------------------------------------------------------------------------------------------
   Total construction loans                  110,024      23.71%          101,559      22.01%            99,282     22.33%
-----------------------------------------------------------------------------------------------------------------------------
Total mortgage loans                         481,736     103.81%          475,331     103.01%           462,828    104.12%
-----------------------------------------------------------------------------------------------------------------------------

OTHER LOANS
   Commercial                                  6,169       1.33%            5,736       1.24%             4,611      1.04%
   Consumer                                   16,189       3.49%           15,460       3.35%             9,968      2.24%
-----------------------------------------------------------------------------------------------------------------------------
 Total other loans                            22,358       4.82%           21,196       4.59%            14,579      3.28%
-----------------------------------------------------------------------------------------------------------------------------

Total loans                                  504,094     108.63%          496,527     107.60%           477,407    107.40%

Less:
   Loans in process                           35,039       7.55%           30,015       6.50%            27,573      6.20%
   Allowance for loan losses                   1,740       0.38%            1,625       0.35%             1,500      0.34%
   Deferred yield items                        3,258       0.70%            3,430       0.75%             3,820      0.86%
-----------------------------------------------------------------------------------------------------------------------------
                                              40,037       8.63%           35,070       7.60%            32,893      7.40%
-----------------------------------------------------------------------------------------------------------------------------

 Total loans held for investment-Net       $ 464,057     100.00%        $ 461,457     100.00%         $ 444,514    100.00%
=============================================================================================================================

 Real estate loans held for sale           $   1,798                    $   7,823                     $       -
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------

         Table B sets forth the activities in the Bank's loan portfolio for the three month periods ended March 31, 1998, and 1997.

-----------------------------------------------------------------------------
                                     TABLE B
                         ACTIVITY IN THE LOAN PORTFOLIO

                                                 FOR THE QUARTER ENDED
                                                        MARCH 31,
                                                  1998             1997
-----------------------------------------------------------------------------
                                                    (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS
      1-4 family                                $ 42,958        $ 19,263
      Multi-family                                     -               -
      Commercial real estate                         919           1,460
      Land                                           500              80
-----------------------------------------------------------------------------
                                                  44,377          20,803

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS
      Residential development                     19,304          11,494
      1-4 family                                  11,618           8,258
      Multi-family                                     -               -
      Commercial real estate                       1,315             908
-----------------------------------------------------------------------------
                                                  32,237          20,660

NONMORTGAGE LOANS
   Commercial                                        628             465
   Consumer                                        3,540           5,562
-----------------------------------------------------------------------------
                                                   4,168           6,027
-----------------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                           80,782          47,490

PURCHASED LOANS
      Commercial real estate                           -           4,422
-----------------------------------------------------------------------------
TOTAL NEW LOANS                                   80,782          51,912

LESS
     Principal repayments                         43,571          25,391
     Loan sales                                   35,751           7,033
-----------------------------------------------------------------------------
                                                  79,322          32,424
-----------------------------------------------------------------------------

NET INCREASE IN LOANS                            $ 1,460        $ 19,488
=============================================================================

-----------------------------------------------------------------------------

         Table C sets forth the composition of the Bank's deposits by interest rate category at March 31, 1998, December 31, 1997, and March 31, 1997.

-------------------------------------------------------------------------------------------------------------------------------
                                                                        TABLE C

                                                                   DEPOSIT COMPOSITION

                               ------------------------------------------------------------------------------------------------
                                           MARCH 31, 1998              DECEMBER 31, 1997                 MARCH 31, 1997
                                WTD AVG                          WTD AVG                        WTD AVG
                                 COST      AMOUNT     PERCENT     COST     AMOUNT    PERCENT     COST        AMOUNT     PERCENT
-------------------------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
PASSBOOK ACCOUNTS                2.90%   $  51,180      9.67%     2.93%   $ 51,629     9.91%     2.90%      $ 46,360      9.06%
NOW ACCOUNTS                     1.96%      34,487      6.51%     2.02%     33,976     6.52%     1.99%        30,866      6.03%
MONEY MARKET DEPOSIT ACCOUNTS    2.53%      18,406      3.48%     2.53%     15,506     2.98%     2.53%        17,481      3.42%
COMMERCIAL ACCOUNTS              0.00%      11,665      2.20%     0.00%     12,992     2.50%     0.00%         9,880      1.93%
-------------------------------------------------------------------------------------------------------------------------------
                                 2.27%     115,738     21.86%     2.27%    114,103    21.91%     2.30%       104,587     20.44%
CERTIFICATES OF DEPOSIT:
     4.50% and less              4.00%      23,158      4.37%     4.01%     26,391     5.07%     2.52%         1,494      0.29%
     4.51% to 5.50%              5.36%      57,328     10.83%     5.38%     52,424    10.07%     5.31%       101,594     19.86%
     5.51% to 6.50%              6.05%     273,777     51.72%     6.04%    264,388    50.78%     6.02%       227,578     44.48%
     6.51% to 7.50%              7.36%      51,761      9.78%     7.36%     55,516    10.66%     7.32%        67,653     13.22%
     7.51% and greater           8.95%       7,611      1.44%     8.92%      7,868     1.51%     8.86%         8,713      1.70%
-------------------------------------------------------------------------------------------------------------------------------
                                 6.05%     413,635     78.14%     6.06%    406,587    78.09%     6.11%       407,032     79.56%
-------------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                   5.23%   $ 529,373    100.00%     5.23%   $520,690   100.00%     5.33%      $511,619    100.00%
============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------


         Table D sets forth the remaining terms to maturity for the certificates of deposit at March 31, 1998.

                           TABLE D

CERTIFICATES OF DEPOSIT MATURING/REPRICING DURING:
                      (In Thousands)
The year ending March 31, 1999                    $ 277,213
The year ending March 31, 2000                       65,290
The year ending March 31, 2001                       27,350
The year ending March 31, 2002                        7,420
The year ending March 31, 2003                        5,004
After March 31, 2003                                 31,358
============================================================
                                                  $ 413,635
============================================================

Part I, Item 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's asset and liability management program is intended to minimize the impact of significant changes in interest rates on net interest income and net portfolio value. The Executive Committee of the Bank, which includes representatives from the Board and from senior management, monitors and evaluates methods for managing interest rate risk within acceptable levels as determined by the Board of Directors. If projected changes in the Bank's net portfolio value are not within the limits established by the Board, the Board may direct management to change the asset and liability mix to bring interest rate risk within such approved limits. Management believes the keys to successful interest rate and credit risk management include the monitoring and management of interest rate sensitivity and the quality of assets, discussed above. Interest rate risk is the risk that net interest income or net portfolio value will decline significantly in periods of changing interest rates.

         Strongsville Savings has endeavored to buffer net income from the effect of changes in interest rates by reducing the maturity or repricing mismatch between its interest-earning assets and interest-bearing liabilities. The Bank's strategy includes originating adjustable rate mortgage (ARM) loans, selling certain fixed-rate residential mortgage loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) and investing in securities with short to medium terms.

         The Company's investment portfolio consists primarily of investment grade corporate debt, government agency debt and mortgage-backed securities issued by government agencies. Substantially all of the corporate debt and government agency debt mature in three years or less.

         The Company's strategy to reduce the maturity or repricing mismatch between its interest rate sensitive assets and liabilities includes reducing the terms to maturity of its long-term interest-earning assets, as noted above, and lengthening the terms to repricing or maturity of its interest-bearing liabilities.

         A common industry measure of a financial institution's general sensitivity to interest rates is called the gap (the GAP). The GAP represents the difference between the Company's interest-earning assets and interest-bearing liabilities maturing within certain time frames as a percent of the Company's total assets. Management believes there have been no significant changes in the Company's GAP during the quarter ended March 31, 1998.

PART II
ITEM 1   Legal Proceedings
         -----------------

         There were no legal proceedings requiring disclosure during the quarter.

ITEM 2   Changes in Securities
         ---------------------

         There were no changes in securities during the quarter.

ITEM 3   Defaults of Senior Securities
         -----------------------------

         There were no defaults of senior securities during the quarter.

ITEM 4   Submission of Matters  to a Vote of Security Holders
         ----------------------------------------------------

         There were no items submitted to a vote by security holders during the quarter.

ITEM 5   Other Information
         -----------------

         There is no other information to be reported.

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Not applicable

         (b)      No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMERALD FINANCIAL CORP.
                                                  (Registrant)

Date     May 14, 1998                       /s/ THOMAS P. PERCIAK  .
         ------------                   --------------------------------------
                                        Thomas P. Perciak,
                                        President & Chief Executive Officer

Date     May 14, 1998                       /s/ JOHN F. ZIEGLER       .
         ------------                   --------------------------------------
                                        John F. Ziegler,
                                        Executive Vice President &
                                        Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                     Page No.
                                                                     --------

         Exhibit 11.       COMPUTATION OF EARNINGS PER SHARE           26

         Exhibit  27.      FINANCIAL DATA SCHEDULE                     27