Form 10-Q
period 1998-06-30
EMERALD FINANCIAL CORP
filed 1998-08-11
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

[ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                   OHIO                                       34-1842953
      -------------------------------                     ------------------
      (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                      Identification No.)

           14092 PEARL ROAD
           STRONGSVILLE, OHIO                                   44136
           ------------------                                   -----
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                              10,274,287
--------------------------------------------------------------------------------
         (Class)                                (Outstanding at June 30, 1998)

                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS
                                -----------------


PART I.           FINANCIAL INFORMATION                                                           PAGE

         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of June 30, 1998, and
                  December 31, 1997..............................................................   2

                  Consolidated Statements of Income for
                  the Three and Six Month Periods Ended June
                  30, 1998 and 1997..............................................................   3

                  Consolidated Statements of Cash Flows
                  for the Six Month Periods Ended June
                  30, 1998 and 1997..............................................................   4

                  Notes to Consolidated Financial Statements.....................................   5

        Selected Financial Information...........................................................   8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................. 19

                  Tables......................................................................... 21

       Item 3.   Qualitative and Quantitative Disclosures
                   about Market Risk............................................................. 24

PART II.          OTHER INFORMATION
         Item 1.  Legal Proceedings.............................................................. 25
         Item 2.  Changes in Securities.......................................................... 25
         Item 3.  Defaults on Senior Securities.................................................. 25
         Item 4.  Submission of Matters to a Vote of Shareholders................................ 25
         Item 5.  Other Information.............................................................. 26
         Item 6.  Exhibits and Reports on Form 8-K............................................... 27

SIGNATURES....................................................................................... 28

EXHIBIT INDEX.................................................................................... 29

                             EMERALD FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                     JUNE 30,          DECEMBER 31,
                                                                                       1998                1997
---------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands, except per share data)
ASSETS:
  CASH AND CASH EQUIVALENTS
    Cash and deposits with banks                                                      $ 8,735             $ 7,729
    Interest bearing deposits with banks                                                1,206               3,033
  INVESTMENT SECURITIES
    Held-to-maturity  (fair values of $ 7,920 and $14,037 at
       June 30, 1998 and December 31, 1997, respectively)                               8,086              14,231
    Available for sale  (amortized cost of $26,730 and $31,256 at
       June 30, 1998 and December 31, 1997, respectively)                              27,131              31,480
  MORTGAGE-BACKED SECURITIES
    Held-to-maturity  (fair values of $21,252 and $26,416 at
       June 30, 1998 and December 31, 1997, respectively)                              20,727              25,825
    Available for sale  (amortized cost of $33,393 and $27,209 at
       June 30, 1998 and December 31, 1997, respectively)                              33,517              27,312
  LOANS-NET
    (Including allowance for loan losses of $1,576 and $1,625 at
       June 30, 1998 and December 31, 1997, respectively)                             483,688             461,457
  Loans held for sale                                                                   3,943               7,823
  Accrued interest receivable                                                           3,409               3,343
  Federal Home Loan Bank stock-at cost                                                  3,690               3,504
  Premises and equipment-net                                                            4,316               4,259
  Cash surrender value of life insurance                                               15,840              10,341
  Prepaid expenses and other assets                                                     3,081               3,628
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                        $ 617,369           $ 603,965
=====================================================================================================================

LIABILITIES:
  Deposits                                                                          $ 531,623           $ 520,690
  Federal Home Loan Bank advances                                                      27,113              28,138
  Deferred federal income tax                                                           1,742               1,875
  Advance payments by borrowers                                                           111               1,574
  Accrued interest payable                                                              1,763               1,002
  Accounts payable and other                                                            2,532               2,171
---------------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                                              564,884             555,450

SHAREHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares authorized,
    10,274,287 and 10,145,200 shares issued and outstanding
    at June 30, 1998 and December 31, 1997, respectively.                               9,874               9,831
  Accumulated other comprehensive income                                                  292                 216
  Retained earnings                                                                    42,319              38,468
---------------------------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                                      52,485              48,515
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                              $ 617,369           $ 603,965
=====================================================================================================================

Shareholders' Equity per share                                                      $    5.11           $    4.78
Tangible Equity per share                                                           $    5.02           $    4.70


       See notes to unaudited consolidated financial statements

                             EMERALD FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                             1997                1996               1997                1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars In thousands, except per share data)
INTEREST INCOME
   Loans                                                  $ 9,637             $ 9,222             $ 19,049            $ 17,986
   Investment securities                                      663                 900                1,300               1,758
   Mortgage-backed securities                                 897                 985                1,767               2,049
   Other                                                      225                 208                  467                 389
---------------------------------------------------------------------------------------------------------------------------------
                                                           11,422              11,315               22,583              22,182
INTEREST EXPENSE
   Deposits                                                 6,712               6,687               13,231              13,044
   Advances from the Federal Home Loan Bank                   408                 422                  823                 792
---------------------------------------------------------------------------------------------------------------------------------
                                                            7,120               7,109               14,054              13,836
---------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                         4,302               4,206                8,529               8,346
Provision for loan losses                                     244                  91                  358                 169
---------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                          4,058               4,115                8,171               8,177

NON-INTEREST INCOME
   Gain on sale of assets                                     190                 103                  563                 151
   Loan service fees                                          236                 177                  436                 343
   Other                                                      531                 226                  992                 437
---------------------------------------------------------------------------------------------------------------------------------
                                                              957                 506                1,991                 931

NON-INTEREST EXPENSE
   Salaries and employee benefits                             877               1,010                1,813               2,071
   Net occupancy and equipment                                363                 387                  768                 768
   Franchise tax                                              163                 146                  326                 293
   Federal deposit insurance                                   87                  79                  168                 155
   Amortization of goodwill                                    28                  31                   56                  62
   Other                                                      728                 631                1,508               1,221
---------------------------------------------------------------------------------------------------------------------------------
     Non-interest expense                                   2,246               2,284                4,639               4,570

INCOME BEFORE FEDERAL INCOME TAXES                          2,769               2,337                5,523               4,538

Provision for federal income taxes                            892                 801                1,790               1,566
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                $ 1,877             $ 1,536              $ 3,733             $ 2,972
=================================================================================================================================

Earnings per common share - Basic                         $  0.18             $  0.15              $  0.36             $  0.30
Earnings per common share - Diluted                       $  0.17             $  0.15              $  0.35             $  0.29
Weighted average number of common
   shares outstanding                                  10,266,690          10,123,200           10,232,842          10,123,200



       See notes to consolidated financial statements

                             EMERALD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          SIX MONTHS ENDED JUNE 30,
                                                                                         1998                1997
-------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                         $ 3,733             $ 2,972
   Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for loan losses                                                       358                 169
          Gain from sale of loans and other assets                                       (563)               (151)
          Accretion of discounts and other deferred yield items                        (1,143)             (1,118)
          Depreciation and amortization                                                   365                 380
          Effect of change in accrued interest
             receivable and payable                                                       695                (326)
          Federal Home Loan Bank stock dividends                                         (128)               (108)
          Deferred federal income taxes                                                  (172)                245
          Net change in other assets and liabilities                                   (5,081)             (1,036)
          Proceeds from sale of loans originated for sale                              52,447              20,253
          Disbursements on loans originated for sale                                  (48,073)            (21,588)
-------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                               2,438                (308)

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                              (20,166)            (20,864)
   Purchases of:
     Loans                                                                               (926)             (4,422)
     Mortgage-backed securities available for sale                                    (16,692)             (9,011)
     Investment securities available for sale                                         (16,302)            (27,089)
     Investment securities held to maturity                                           (14,750)             (7,600)
     Premises and equipment                                                              (354)               (430)
     Federal Home Loan Bank stock                                                         (58)               (440)
   Proceeds from:
     Principal repayments and maturities of:
       Mortgage-backed securities available for sale                                    6,567                 561
       Mortgage-backed securities held to maturity                                      5,098               3,089
       Investment securities available for sale                                        10,709                   -
       Investment securities held to maturity                                          20,894              35,697
     Sales of available for sale mortgage-backed securities                             3,995                   -
     Sales of available for sale investment securities                                 10,120                   -
-------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                 (11,865)            (30,509)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                            10,933              28,648
   Payments on advances from the Federal Home Loan Bank                                (1,025)             (7,906)
   Proceeds from advances from the Federal Home Loan Bank                                   -              13,400
   Net decrease in escrows                                                             (1,463)             (1,463)
   Effect of stock options exercised                                                      836                   -
   Common shares issued under Dividend Reinvestment Plan                                   42                   -
   Payment of dividends on common stock                                                  (717)               (607)
-------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                               8,606              32,072
-------------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (821)              1,255

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                                  10,762               7,552
-------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                                       $ 9,941             $ 8,807
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

2.       BASIS OF PRESENTATION
         ---------------------

         The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiary, The Strongsville Savings Bank. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and six month periods ended June 30, 1998 and 1997; (b) the financial condition at June 30, 1998, and December 31, 1997; and (c) the statements of cash flows for the six month periods ended June 30, 1998 and 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for a full year.

         Certain prior period data has been reclassified to conform to current year presentation.

3.       STATEMENTS OF CASH FLOWS
         ------------------------

         For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with maturities of less than three months to be cash equivalents.

         Income tax payments of $1,422,000 and $1,351,000 were made during the six month periods ended June 30, 1998 and 1997, respectively. Interest paid totaled $13,293,000 and $13,627,000 for the six month periods ended June 30, 1998 and 1997, respectively. There were transfers from loans to real estate owned of $233,000 with $510,000 in loans made to finance the sale of real estate owned during the six month period ended June 30, 1998. There were transfers from loans to real estate owned of $951,000 with $544,000 in loans made to finance the sale of real estate owned during the six month period ended June 30, 1997.

4.       SHAREHOLDERS' EQUITY
         --------------------

         On April 20, 1998, the board declared a two-for-one stock split in the form of a 100 percent common stock dividend payable May 15, 1998 to shareholders of record as of May 1, 1998. The stock split increased the Company's outstanding common shares from 5.1 million to 10.2 million shares. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the consolidated financial statements and notes thereto to number of shares, per-share amounts, stock option data, and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.

5.       EARNINGS PER SHARE
         ------------------

         Basic and diluted earnings per share are presented in accordance with Statement of Accounting Standards No. 128, Earnings per Share. The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share.

                                                   THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                --------------------------------------------------------------------
                                                   1998                1997               1998               1997
                                                --------------------------------------------------------------------
Weighted average number of common
   shares outstanding used in basic
   earnings per common share calculation         10,266,690         10,123,200         10,232,842         10,123,200
   Net dilutive effect of stock options             530,360            127,885            482,945             99,741
                                                --------------------------------------------------------------------
Weighted average number of shares
   outstanding adjusted for effect of
   dilutive securities                           10,797,050         10,251,085         10,715,787         10,222,941
                                                ====================================================================
Net income                                      $ 1,877,000        $ 1,536,000        $ 3,733,000        $ 2,972,000
                                                ====================================================================
Basic earnings per common share                 $      0.18        $      0.15        $      0.36        $      0.30
                                                ====================================================================
Diluted earnings per common share               $      0.17        $      0.15        $      0.35        $      0.29
                                                ====================================================================

6.       COMPREHENSIVE INCOME
         --------------------

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the quarters ended June 30, 1998 and 1997 are as follows:

                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                   1998            1997           1998           1997
                                                          ------------------------------------------------------------
                                                                                (In thousands)
Net income                                                        $1,877          $1,536         $3,733        $2,972
Unrealized holding gains (losses) arising
    during the period                                                 94             466            200           288
Tax effect of unrealized holding gains
    (losses) arising during the period                                32             158             68            98
Less reclassification adjustment for gains
    and losses included in net income                               (58)              --           (57)            --
                                                          ------------------------------------------------------------
Comprehensive income                                              $1,881          $1,844         $3,808        $3,162
                                                          ============================================================


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

         The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. The statement is effective for quarters beginning after June 15, 1999, with earlier application encouraged. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial condition and those instruments be measured at fair value. The statement also requires certain criteria to be met to apply hedge accounting. The Company adopted the statement on July 1, 1998, and does not anticipate the statement to have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------

                         SELECTED FINANCIAL INFORMATION


                                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                            1998                1997              1998                1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                      Unaudited
                                                                     (Dollars in thousands, except per-share data)
ANNUALIZED RETURNS AND OPERATING RATIOS
   Basic earnings per share                             $      0.18         $      0.15        $      0.36        $      0.30
   Diluted earnings per share                           $      0.17         $      0.15        $      0.35        $      0.29
   Return on Average Assets                                    1.21%               1.02%              1.22%              1.01%
   Return on Average Equity                                   14.54%              13.66%             14.73%             13.40%
   Noninterest expense to
          average assets                                       1.43%               1.50%              1.50%              1.54%
   Efficiency ratio                                           43.75%              48.89%             46.03%             49.40%

OTHER SELECTED FINANCIAL RATIOS
   Interest rate spread                                        2.62%               2.51%              2.62%              2.54%
   Net yield on interest-earning assets                        2.90%               2.87%              2.91%              2.91%
   Yield on average interest-earning assets                    7.71%               7.73%              7.71%              7.73%
   Cost of average interest-bearing liabilities                5.09%               5.22%              5.09%              5.19%
   Non-performing loans to total loans                         0.31%               0.25%              0.31%              0.25%
   Non-performing assets to total assets                       0.36%               0.24%              0.36%              0.24%
   Net recoveries (charge-offs) to average loans              -0.34%               0.01%             -0.17%              0.00%
   Dividends per share                                  $     0.035         $      0.03        $      0.07        $      0.06

   Annualized total asset growth                               1.02%               9.82%              4.44%             12.54%
   Average total assets                                 $   619,161         $   600,063        $   610,733        $   586,089
   Average loans, net (includes held for sale)              478,394             449,753            472,217            440,904
   Average interest-earning assets                          592,544             585,825            585,773            573,610
   Average deposits                                         532,763             516,253            525,052            506,702
   Average advances from the FHLB                            27,233              28,039             27,570             26,946
   Average shareholders' equity                              51,631              44,964             50,686             44,362

  Weighted average shares outstanding-Basic              10,266,690          10,123,200         10,232,842         10,123,200
  Weighted average shares outstanding-Diluted            10,797,050          10,251,085         10,715,787         10,222,941
  Shares outstanding at period end                       10,274,287          10,123,200         10,274,287         10,123,200
------------------------------------------------------------------------------------------------------------------------------

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

         The Company's total assets at June 30, 1998, were $617.4 million, representing an increase of $13.4 million, or 4.4%, annualized, for the six month period and of $14.3 million, or 2.4% for the twelve month period ended June 30, 1998. The increase in assets was primarily concentrated in the mortgage loan portfolio.

         The Company's deposits were $531.6 million at June 30, 1998, representing an increase of $10.9 million, or 4.2%, annualized, during the six month period and of $9.5 million, or 1.8% during the twelve month period ended June 30, 1998.

         Net interest income was $4.3 million for the quarter ended June 30, 1998, an increase of $0.1 million over the second quarter of 1997. The increase in interest-earning assets combined with an increase in interest rate spread, caused the improvement. Average interest-earning assets increased $6.7 million from $585.8 million for the second quarter of 1997 to $592.5 million for the second quarter of 1998. The Bank's interest rate spread increased 11 basis points from 2.51% during the second quarter of 1997 to 2.62% during the second quarter of 1998.

         Net income for the second quarter of 1998, at $1.9 million, was $0.4 million more than the $1.5 million for the same period in 1997. The increase was primarily due to the increase in non-interest income.

         Net interest income was $8.5 million for the six months ended June 30, 1998, an increase of $0.2 million over the six months ended June 30, 1997. The increase in interest-earning assets combined with an increase in interest rate spread, caused the improvement. Average interest-earning assets increased $12.2 million from $573.6 million for the first half of 1997 to $585.8 million for the first half of 1998. The Bank's interest rate spread increased 8 basis points from 2.54% during the first half of 1997 to 2.62% during the first half of 1998.

         Net income for the six months ended June 30, 1998, at $3.7 million, was $0.7 million more than the $3.0 million for the same period in 1997. The increase was primarily due to the increase in noninterest income.

         Tables 1(a) and 1(b) present information regarding the average balances of interest-earning assets and interest-bearing liabilities, the total dollar amount of interest income from interest-earning assets and their average yields and the total dollar amount of interest expense on interest-bearing liabilities and their average rates. Tables 1(a) and 1(b) also present net interest income, interest-rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Interest-rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets. Average balance calculations were based on daily and monthly balances. Assets available for sale are included at amortized cost.

------------------------------------------------------------------------------------------------------------------------------
                                                            TABLE 1(a)
                                                       AVERAGE BALANCE TABLE

                                                                  FOR THE THREE MONTHS ENDED JUNE 30,
                                                        1998                                       1997
                                                 AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                                 BALANCE    INTEREST          RATE         BALANCE     INTEREST        RATE
------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                 $ 478,394     $ 9,637          8.06%       $ 449,753    $ 9,222         8.20%
Investment securities                             42,949         663          6.17%          59,829        900         6.02%
Mortgage-backed securities                        53,191         897          6.75%          58,730        985         6.70%
Other interest-earning assets                     18,010         225          5.00%          17,513        208         4.74%
------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    592,544      11,422          7.71%         585,825     11,315         7.73%
Noninterest-earning assets                        26,617                                     14,238
------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 619,161                                  $ 600,063
==============================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                  $ 532,763     $ 6,712          5.04%       $ 516,253    $ 6,687         5.18%
Advances from FHLB                                27,233         408          5.99%          28,039        422         6.02%
------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               559,996       7,120          5.09%         544,292      7,109         5.22%
Noninterest-bearing liabilities                    7,535                                     10,807
Shareholders' equity                              51,630                                     44,964
------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 619,161                                  $ 600,063
==============================================================================================================================

Net interest income                                          $ 4,302                                   $ 4,206
Interest-rate spread                                                          2.62%                                    2.51%
Net interest margin                                                           2.90%                                    2.87%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                                105.81%                                  107.63%
------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $327,000 and $411,000 for the three months ended June 30, 1998 and 1997, respectively.
(2) Deposits include noninterest-bearing demand accounts which were $14,343,000 and $11,559,000 at June 30, 1998 and 1997, respectively.

-----------------------------------------------------------------------------------------------------------------------------
                                                    TABLE 1 (b)
                                               AVERAGE BALANCE TABLE

                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                        1998                                      1997
                                                AVERAGE                     YIELD/        AVERAGE                     YIELD/
                                                BALANCE      INTEREST        RATE         BALANCE     INTEREST         RATE
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                 $ 472,217     $19,049         8.07%       $ 440,904    $17,986         8.16%
Investment securities                             43,676       1,300         5.95%          58,005      1,758         6.06%
Mortgage-backed securities                        52,908       1,767         6.68%          58,150      2,049         7.05%
Other interest-earning assets                     16,972         467         5.51%          16,551        389         4.70%
-----------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    585,773      22,583         7.71%         573,610     22,182         7.73%
Noninterest-earning assets                        24,960                                    12,479
-----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 610,733                                 $ 586,089
=============================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                  $ 525,052     $13,231         5.04%       $ 506,702    $13,044         5.15%
Advances from FHLB                                27,570         823         5.97%          26,946        792         5.88%
-----------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               552,622      14,054         5.09%         533,648     13,836         5.19%
Noninterest-bearing liabilities                    7,425                                     8,079
Shareholders' equity                              50,686                                    44,362
-----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 610,733                                 $ 586,089
=============================================================================================================================

Net interest income                                          $ 8,529                                  $ 8,346
Interest-rate spread                                                         2.62%                                    2.54%
Net interest margin                                                          2.91%                                    2.91%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                               106.00%                                  107.49%
-----------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $717,000 and $792,000 for the six months ended June 30, 1998 and 1997, respectively.
(2) Deposits include noninterest-bearing demand accounts which were $14,343,000 and $11,559,000 at June 30, 1998 and 1997, respectively.

Tables 2(a) and 2(b) present certain information regarding changes in interest income and interest expense of the Company for the three and six month periods ended June 30, 1998 and 1997. The tables show the changes in interest income and interest expense by major category attributable to changes in the average balance (volume) and the changes in interest rates. The net change not attributable to either rate or volume is allocated on a prorata basis to the change in rate or volume.

                                                                                      TABLE 2 (a)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   RATE/VOLUME TABLE

                                                             THREE MONTHS ENDED JUNE 30,           THREE MONTHS ENDED JUNE 30,
                                                               1998 COMPARED TO 1997                  1997 COMPARED TO 1996
                                                                INCREASE (DECREASE)                    INCREASE (DECREASE)
                                                                 DUE TO CHANGES IN                       DUE TO CHANGES IN
                                                           VOLUME      RATE         TOTAL          VOLUME       RATE       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                                $ 567       $ (152)       $ 415         $ 1,232      $ (39)     $ 1,193
Investment securities                                      (260)          23         (237)            (43)       (13)         (56)
Mortgage-backed securities                                  (94)           6          (88)            243        (16)         227
Other                                                         6           11           17             120         (8)         112
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       219         (112)         107           1,552        (76)       1,476
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                    166         (141)          25             885        138        1,023
Advances from FHLB                                          (12)          (2)         (14)            124         14          138
----------------------------------------------------------------------------------------------------------------------------------
Total                                                       154         (143)          11           1,009        152        1,161
----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                              $ 65         $ 31         $ 96           $ 543     $ (228)       $ 315
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------




                                                                                        TABLE 2 (b)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     RATE/VOLUME TABLE

                                                              SIX MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                               1998 COMPARED TO 1997                   1997 COMPARED TO 1996
                                                                INCREASE (DECREASE)                     INCREASE (DECREASE)
                                                                DUE TO CHANGES IN                        DUE TO CHANGES IN
                                                        VOLUME         RATE       TOTAL          VOLUME         RATE       TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                             $ 1,258       $ (195)     $ 1,063         $ 2,999       $ (339)    $ 2,660
Investment securities                                     (427)         (31)        (458)           (309)          14        (295)
Mortgage-backed securities                                (178)        (104)        (282)            374           24         398
Other                                                       10           68           78             158          (25)        133
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      663         (262)         401           3,222         (326)      2,896
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                   456         (269)         187           1,724           89       1,813
Advances from FHLB                                          19           12           31             308            5         313
----------------------------------------------------------------------------------------------------------------------------------
Total                                                      475         (257)         218           2,032           94       2,126
----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                            $ 188         $ (5)       $ 183         $ 1,190       $ (420)      $ 770
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

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

                                                         Three months ended    Six months ended June
                                                           June 30, 1998              30, 1998
                                                       ----------------------- -----------------------
                                                                   (Dollars in thousands)
Net interest income:
   Current period                                             $ 4,302                 $ 8,529
   Prior period                                                 4,206                   8,346
                                                       -----------------------------------------------
Dollar change from prior period                               $    96                 $   183
                                                       -----------------------------------------------
Percent change from prior period                                 2.29%                   2.19%
                                                       ======================= =======================

Interest income
---------------

         Interest income for the three months ended June 30, 1998, was $11.4 million, compared to $11.3 million for the second quarter of 1997, an increase of $0.1 million or 0.95%. This increase was due to the increase in average interest-earning assets to $592.5 million for the second quarter of 1998 from $585.8 million for the second quarter of 1997 as demonstrated on Table 1(a). The effect of the increase in interest-earning assets was offset somewhat by the 2 basis point decline in the average yield on interest-earning assets to 7.71% for the second quarter of 1998 from 7.73% for the like period in 1997.

         Interest income for the six months ended June 30, 1998, was $22.6 million, compared to $22.2 million for the first half of 1997, an increase of $0.4 million or 1.81%. This increase was due to the increase in average interest-earning assets to $585.8 million for the first half of 1998 from $573.6 million for the first half of 1997 as demonstrated on Table 1(b). The effect of the increase in interest-earning assets was offset somewhat by the 2 basis point decline in the average yield on interest-earning assets to 7.71% for the first half of 1998 from 7.73% for the like period in 1997.

Interest expense
----------------

         Interest expense increased during the quarter ended June 30, 1998, compared to the same period in 1997 primarily due to an increase in average interest-bearing liabilities of $15.7 million, or 2.89%, offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $560.0 million and $544.3 million for the second quarter of 1998 and 1997, respectively. The average cost of interest-bearing liabilities decreased 13 basis points to 5.09% for the second quarter of

1998 from 5.22% for the same period in 1997. This decrease partially offset the effect of the increase in interest-bearing liabilities.

         Interest expense increased during the six months ended June 30, 1998, compared to the same period in 1997 primarily due to an increase in average interest-bearing liabilities of $19.0 million, or 3.56%, offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $552.6 million and $533.6 million for the first half of 1998 and 1997, respectively. The average cost of interest-bearing liabilities decreased 10 basis points to 5.09% for the first half of 1998 from 5.19% for the same period in 1997. This decrease partially offset the effect of the increase in interest-bearing liabilities.

Provision for loan losses
-------------------------

         The provision for loan losses for the three months ended June 30, 1998, was $244,000 compared to $91,000 for the same period in 1997. The provision for loan losses for the six months ended June 30, 1998, was $358,000 compared to $169,000 for the same period in 1997. The provisions for all periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

         Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME
--------------------------------------------------------------------------------

                                                         Three months ended    Six months ended June
                                                           June 30, 1998              30, 1998
                                                        -----------------------------------------------
                                                                   (Dollars in thousands)
Noninterest income:
   Current period                                              $ 957                  $ 1,991
   Prior period                                                  506                      931
                                                        -----------------------------------------------
Dollar change from prior period                                $ 451                  $ 1,060
                                                        -----------------------------------------------
Percent change from prior period                               88.98%                 113.93%
                                                        ===============================================

         Noninterest income consists primarily of fees earned for servicing loans and providing services for customers, gains on loan sales and earnings credited to bank owned life insurance. The increase in noninterest income during the second quarter of 1998 as compared the same quarter in 1997 is due to: an increase in gains on sales of loans and investment securities available for sale of $87,000; increases in loan service fees of $59,000 and increases other noninterest income of $305,000. Earnings credited to bank owned life insurance were $199,000 during the quarter ended June 30, 1998.

         The increase in noninterest income during the first half of 1998 as compared to the same period in 1997 is due to: an increase in gains on sales of loans and investment securities available for sale of $412,000; increases in loan service fees of $93,000 and increases other noninterest income of $555,000. Earnings credited to bank owned life insurance were $353,000 during the six months ended June 30, 1998.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------

                                                         Three months ended    Six months ended June
                                                           June 30, 1998              30, 1998
                                                       ----------------------- -----------------------
                                                                   (Dollars in thousands)
Noninterest expense:
   Current period                                             $ 2,246                 $ 4,639
   Prior period                                                 2,284                   4,570
                                                        -----------------------------------------------
Dollar change from prior period                               $  ( 38)                $    69
                                                        -----------------------------------------------
Percent change from prior period                                (1.68)%                  1.52%
                                                       ======================= =======================

         The nominal changes in noninterest expense for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 are primarily due to the deferral of direct loan origination costs offset by general price increases. Management is pleased with the efficiency ratio of 43.75% for the second quarter of 1998, which has improved from the 48.89% a year ago. The efficiency ratio for the first half of 1998 was 46.03%, an improvement over the 49.40% for the first half of 1997.


FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

         The Bank provided $892,000 for federal income tax during the second quarter of 1998 and $801,000 during the like period in 1997. The Bank provided $1,790,000 for federal income tax during the six months ended June 30, 1998 and $1,566,000 during the like period in 1997. Income before the provision for federal income taxes increased for the compared periods resulting in a corresponding increase in the provision for federal income taxes.

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

         At June 30, 1998, loans-in-process to be funded over a future period of time totaled $43 million, and loan commitments or loans committed but not closed totaled $50 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Bank has adequate resources to meet its normal funding requirements.

         The Bank is a party to a credit agreement with the Federal Home Loan Bank of Cincinnati whereby the Bank can obtain advances. The Bank had $27 million in advances outstanding at June 30, 1998.

         For an analysis of Emerald's cash flows, refer to the Consolidated Statements of Cash Flows on page 4. Management believes the Company has adequate resources to meet its normal funding requirements.


SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         Shareholders' equity was $52.5 million at June 30, 1998, an increase of $3,970,000, or 16.36%, annualized, during the first six months of 1998. This increase was primarily the result of net income. Emerald paid dividends in the first half of 1998 of 7.0(cent) per share, an increase of 16.67% over the 6.0(cent) per share dividend paid in the first half of 1997.

         The Company's return on average assets was 1.21% and return on average equity was 14.54% for the second quarter of 1998.

         At June 30, 1998, the Bank was in excess of all capital requirements specified by federal regulations as shown by the following table.

                                                 TIER 1 LEVERAGE     TIER 1 RISK-BASED    TOTAL RISK-BASED
                                                     CAPITAL              CAPITAL             CAPITAL
                                                ------------------------------------------------------------
                                                                  (Dollars in thousands)
Capital amount -- Actual                                  $ 50,678             $ 50,678            $ 52,254
Capital amount -- Well capitalized                          30,788               23,734              39,556
                                                ------------------------------------------------------------
Amount in excess of requirement                            $19,890              $26,944             $12,698
                                                ============================================================

Capital ratio -- Actual                                      8.23%               12.81%              13.21%
Capital ratio -- Well capitalized                            5.00%                6.00%              10.00%
                                                ------------------------------------------------------------
Amount in excess of requirement                              3.23%                6.81%               3.21%
                                                ============================================================

         Strongsville Savings' capital levels at June 30, 1998, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
--------------------------------------------------------------------------------

         Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of June 30, 1998, the Bank had 84.85% of total assets invested in Qualified Thrift Investments.

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

ASSET QUALITY
--------------------------------------------------------------------------------

         Table 3 sets forth information regarding non-performing assets at June 30, 1998, December 31, 1997, and June 30, 1997.

-------------------------------------------------------------------------------------------------------
                                     TABLE 3
                         NON-PERFORMING ASSETS ANALYSIS

                                                           JUNE 30,          DECEMBER 31,      JUNE 30,
                                                             1998                1997             1997
-------------------------------------------------------------------------------------------------------
                                                                 (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                                  $   568            $   156          $    61
   1-4 family - construction                                   459                692              413
   Multi-family and Commercial
       real estate                                               -                  -                -
   Land and development                                        181                181                -
   Commercial non-real estate                                    -                370                -
   Consumer and other                                            9                 29               22
-------------------------------------------------------------------------------------------------------
Total                                                        1,217              1,428              496

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                                      275                716              640
   1-4 family - construction                                     -                  -                -
   Multi-family and Commercial
       real estate                                               -                  -                -
   Land and development                                          -                  -                -
   Commercial non-real estate                                    -                  -                -
   Consumer and other                                            -                  -                -
-------------------------------------------------------------------------------------------------------
Total                                                          275                716              640

Total non-performing loans                                   1,492              2,144            1,136

Investments, net of allowance for credit
    losses of $162,000 at June 30, 1998
    December 31,1997.                                          396                486                -
Real estate owned                                              330                683              340
-------------------------------------------------------------------------------------------------------

Total non-performing assets                                $ 2,218            $ 3,313          $ 1,476
=======================================================================================================

Allowances for loan losses                                 $ 1,576            $ 1,625          $ 1,577
=======================================================================================================

Non-performing loans to total loans-net                       0.31%              0.45%            0.25%
Non-performing assets to total assets                         0.36%              0.55%            0.24%
Allowance for loan losses to ending
   loan balance (before allowance)                            0.32%              0.35%            0.35%
Allowance for loan losses to
   non-performing loans                                     105.65%             75.80%          138.85%
-------------------------------------------------------------------------------------------------------

         Table 4 presents information concerning activity in the allowance for loan losses during the three and six month periods ended June 30, 1998 and 1997.

---------------------------------------------------------------------------------------------------------------------------
                                                         TABLE 4
                                         ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                           FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                             1998              1997              1998               1997
---------------------------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Allowance at the beginning of the period                   $ 1,740            $ 1,500          $ 1,625             $ 1,423
Provision charged to expense                                   244                 91              358                 169

Charge-offs:
------------
   1-4 family - permanent                                        -                  5                -                   5
   1-4 family - construction                                     -                  -                -                   -
   Multi-family and Commercial
       real estate                                               -                  -                -                   -
   Land and development                                          -                  -                -                   -
   Commercial non-real estate                                  370                  -              370                   -
   Consumer and other                                           39                 14               39                  19
---------------------------------------------------------------------------------------------------------------------------
                                                               409                 19              409                  24
Recoveries
----------
   1-4 family - permanent                                        -                  -                -                   -
   1-4 family - construction                                     -                  -                -                   -
   Multi-family and Commercial
       real estate                                               -                  -                -                   -
   Land and development                                          -                  -                -                   -
   Commercial non-real estate                                    -                  -                -                   -
   Consumer and other                                            1                  5                2                   9
---------------------------------------------------------------------------------------------------------------------------
                                                                 1                  5                2                   9
---------------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                  (408)               (14)            (407)                (15)
---------------------------------------------------------------------------------------------------------------------------

Allowance at the end of the period                         $ 1,576            $ 1,577          $ 1,576             $ 1,577
===========================================================================================================================

Net charge-offs during the period to average
loans outstanding during the period
(Annualized)                                                  0.34%              0.01%            0.17%               0.00%
---------------------------------------------------------------------------------------------------------------------------


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

         Table A sets forth the composition of the Bank's loan portfolio at June 30, 1998, December 31, 1997, and June 30, 1997.

------------------------------------------------------------------------------------------------------------------------------
                                                              TABLE A
                                                     LOAN PORTFOLIO COMPOSITION

                                               JUNE 30, 1998                DECEMBER 31, 1997               JUNE 30, 1997
                                           AMOUNT       PERCENT          AMOUNT          PERCENT        AMOUNT        PERCENT
------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                   (Dollars In thousands)
  Permanent first mortgage loans:
      1-4 family                         $ 333,267        68.90%        $ 319,796          69.30%     $ 314,328        69.65%
      Multi-family                             838         0.17%              924           0.20%           991         0.22%
      Commercial real estate                50,602        10.46%           52,499          11.38%        52,280        11.58%
      Land                                     598         0.12%              553           0.12%           283         0.06%
------------------------------------------------------------------------------------------------------------------------------
   Total permanent mortgage loans          385,305        79.65%          373,772          81.00%       367,882        81.51%
------------------------------------------------------------------------------------------------------------------------------

   Construction first mortgage loans:
      Residential development               71,511        14.78%           56,217          12.18%        54,591        12.09%
      1-4 family                            40,399         8.35%           37,413           8.11%        44,317         9.82%
      Multi-family                             900         0.19%            1,050           0.23%             -         0.00%
      Commercial real estate                10,542         2.18%            6,879           1.49%         1,288         0.30%
------------------------------------------------------------------------------------------------------------------------------
   Total construction loans                123,352        25.50%          101,559          22.01%       100,196        22.21%
------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans                       508,657       105.15%          475,331         103.01%       468,078       103.72%
------------------------------------------------------------------------------------------------------------------------------

OTHER LOANS
   Commercial                                6,367         1.32%            5,736           1.24%         4,695         1.04%
   Consumer                                 16,960         3.51%           15,460           3.35%        12,532         2.78%
------------------------------------------------------------------------------------------------------------------------------
 Total other loans                          23,327         4.83%           21,196           4.59%        17,227         3.82%
------------------------------------------------------------------------------------------------------------------------------

Total loans                                531,984       109.98%          496,527         107.60%       485,305       107.54%

Less:
   Loans in process                         43,129         8.92%           30,015           6.50%        28,826         6.39%
   Allowance for loan losses                 1,576         0.32%            1,625           0.35%         1,577         0.35%
   Deferred yield items                      3,591         0.74%            3,430           0.75%         3,607         0.80%
------------------------------------------------------------------------------------------------------------------------------
                                            48,296         9.98%           35,070           7.60%        34,010         7.54%
------------------------------------------------------------------------------------------------------------------------------

 Total loans held for investment-Net     $ 483,688       100.00%        $ 461,457         100.00%     $ 451,295       100.00%
==============================================================================================================================

 Real estate loans held for sale         $   3,943                      $   7,823                       $ 2,264
==============================================================================================================================

------------------------------------------------------------------------------------------------------------------------------

         Table B sets forth the activities in the Bank's loan portfolio for the three and six month periods ended June 30, 1998, and 1997.


--------------------------------------------------------------------------------------------------------------------
                                                                   TABLE B
                                                     ACTIVITY IN THE LOAN PORTFOLIO
                                                 FOR THE QUARTER ENDED               FOR THE SIX MONTHS ENDED
                                                        JUNE 30,                             JUNE 30,
                                                  1998           1997                  1998             1997
--------------------------------------------------------------------------------------------------------------------
                                                                       (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS
      1-4 family                                $ 47,285        $ 25,666             $ 90,243         $ 44,929
      Multi-family                                     -               -                    -                -
      Commercial real estate                       3,464           1,169                4,383            2,629
      Land                                         1,050             165                1,550              245
--------------------------------------------------------------------------------------------------------------------
                                                  51,799          27,000               96,176           47,803

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS
      Residential development                     16,017           7,122               35,321           18,616
      1-4 family                                  12,784          17,044               24,402           25,301
      Multi-family                                     -               -                    -                -
      Commercial real estate                       2,775             735                4,090            1,643
--------------------------------------------------------------------------------------------------------------------
                                                  31,576          24,901               63,813           45,560

NONMORTGAGE LOANS
      Commercial                                   1,020           1,218                1,648            1,683
      Consumer                                     4,427           5,576                7,967           11,138
--------------------------------------------------------------------------------------------------------------------
                                                   5,447           6,794                9,615           12,821
--------------------------------------------------------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                           88,822          58,695              169,604          106,184

PURCHASED LOANS
      Commercial real estate                         926               -                  926            4,422
--------------------------------------------------------------------------------------------------------------------
TOTAL NEW LOANS                                   89,748          58,695              170,530          110,606

LESS
     Principal repayments                         42,307          35,072               85,878           60,462
     Loan sales                                   17,343          13,412               53,094           20,445
--------------------------------------------------------------------------------------------------------------------
                                                  59,650          48,484              138,972           80,907
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN LOANS                           $ 30,098        $ 10,211             $ 31,558         $ 29,699
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------

         Table C sets forth the composition of the Bank's deposits by interest rate category at June 30, 1998, December 31, 1997, and June 30, 1997.

--------------------------------------------------------------------------------------------------------------------------------
                                                                          TABLE C

                                                                     DEPOSIT COMPOSITION

                                    --------------------------------------------------------------------------------------------
                                           JUNE 30, 1998                 DECEMBER 31, 1997               JUNE 30, 1997
                                   WTD AVG                          WTD AVG                        WTD AVG
                                    COST     AMOUNT      PERCENT     COST    AMOUNT      PERCENT     COST    AMOUNT     PERCENT
--------------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
PASSBOOK ACCOUNTS                   2.90%   $ 56,367      10.60%     2.93%  $ 51,629       9.91%     2.91%   $ 48,808     9.35%
NOW ACCOUNTS                        1.95%     35,665       6.71%     1.98%    33,976       6.52%     1.99%     31,678     6.07%
MONEY MARKET DEPOSIT ACCOUNTS       2.53%     15,030       2.83%     2.53%    15,506       2.98%     2.53%     16,663     3.19%
COMMERCIAL ACCOUNTS                 0.00%     13,142       2.47%     0.00%    12,992       2.50%     0.00%     11,082     2.12%
--------------------------------------------------------------------------------------------------------------------------------
                                    2.26%    120,204      22.61%     2.26%   114,103      21.91%     2.28%    108,231    20.73%
CERTIFICATES OF DEPOSIT:
     4.50% and less                 4.01%     20,671       3.89%     4.01%    26,391       5.07%     2.52%      1,237     0.24%
     4.51% to 5.50%                 5.38%     62,598      11.77%     5.38%    52,424      10.07%     5.28%     87,857    16.83%
     5.51% to 6.50%                 6.03%    269,512      50.70%     6.04%   264,388      50.78%     6.05%    250,809    48.04%
     6.51% to 7.50%                 7.36%     51,102       9.61%     7.36%    55,516      10.66%     7.33%     65,659    12.57%
     7.51% and greater              8.96%      7,536       1.42%     8.92%     7,868       1.51%     8.89%      8,326     1.59%
--------------------------------------------------------------------------------------------------------------------------------
                                    6.05%    411,419      77.39%     6.06%   406,587      78.09%     6.13%    413,888    79.27%
--------------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                      5.19%  $ 531,623     100.00%     5.23% $ 520,690     100.00%     5.34%   $522,119   100.00%
================================================================================================================================

--------------------------------------------------------------------------------------------------------------------------------

         Table D sets forth the remaining terms to maturity for the certificates of deposit at June 30, 1998.

                           TABLE D

CERTIFICATES OF DEPOSIT MATURING/REPRICING DURING:
                      (In Thousands)

The year ending June 30, 1999                     $ 257,203
The year ending June 30, 2000                        93,903
The year ending June 30, 2001                        18,168
The year ending June 30, 2002                         6,420
The year ending June 30, 2003                         5,316
After June 30, 2003                                  30,409
------------------------------------------------------------
                                                  $ 411,419
------------------------------------------------------------

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

         A common industry measure of a financial institution's general sensitivity to interest rates is called the gap (the GAP). The GAP represents the difference between the Company's interest-earning assets and interest-bearing liabilities maturing within certain time frames as a percent of the Company's total assets. Management believes there have been no significant changes in the Company's GAP during the six months ended June 30, 1998.

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

         (a)      The Annual Meeting of Shareholders was held on April 16, 1998.

         (b) The following three directors were elected for the three year term stated. All were elected without opposition.

                              Director                              Term
                              ------------------------------------- ------------
                              William A. Fraunfelder, Jr.           1998 to 2001
                              Glenn W. Goist                        1998 to 2001
                              John F. Ziegler                       1998 to 2001

                  The remaining directors and year in which their current term expires are as follows:

                              Director                              Term
                              ------------------------------------- ------------
                              Thomas P. Perciak                     2000
                              Joan M. Dzurilla                      2000
                              Mike Kalinich, Sr.                    2000
                              George P. Bohnert, Jr.                1999
                              John J. Plucinsky                     1999
                              Kenneth J. Piechowski                 1999

         (c) The following matters were voted upon at the Annual Shareholders Meeting, with the allocation of the votes cast indicated.

                  (i) Election of three directors for three-year terms expiring in 2001. The nominees were elected and the record of votes was as follows:

                          Nominee                 Votes for          Votes       Abstaining       Shares not
                                                                    against         Votes            Voted
                ----------------------------- ------------------- ------------ ---------------- ----------------
                William A. Fraunfelder, Jr.   4,591,231.170            0         10,777.737       513,635.093
                Glenn W. Goist                4,590,731.170            0         11,277.737       513,635.093
                John F. Ziegler               4,589,231.170            0         12,777.737       513,635.093

                  (ii) Ratification of amendment to the Company's Amended and Restated Articles of Incorporation to increase Authorized Shares of Common Stock form 10,000,000 to 20,000,000.

                  Increase in Authorized Shares of Common Stock was ratified as proposed and the record of votes was as follows:


                                 Votes                  Votes        Abstaining       Shares not
                                  for                  against          Votes            Voted
                             --------------------- -------------- ----------------- ----------------
                               4,561,646.186          17,942.897     22,419.824       513,635.093

                  (iii)    Adoption of the 1998 Stock Option and Incentive Plan

                  The 1998 Stock Option and Incentive Plan was adopted as proposed and the record of votes was as follows:

                                 Votes                Votes         Abstaining        Shares not
                                  for                against           Votes             Voted
                             --------------------- -------------- ----------------- ----------------
                               4,504,396.543          66,291.921       31,320.443       513,635.093



                  (iv) Ratification of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 1998.

                  KPMG Peat Marwick LLP were ratified as proposed and the record of votes was as follows:

                                Votes               Votes         Abstaining       Shares not
                                 for               against           Votes            Voted
                          --------------------- -------------- ----------------- ----------------
                             4,573,874.726        11,882.940       16,251.241       513,635.093

         (d)      Not applicable.

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

                                    EMERALD FINANCIAL CORP.
                                   ------------------------
                                         (Registrant)


Date           August 5, 1998
                                         /s/ Thomas P. Perciak
                                         President and Chief Executive Officer

Date           August 5, 1998
                                         /s/  John F. Ziegler
                                         Executive Vice President and Chief
                                         Financial Officer

                                INDEX TO EXHIBITS

                                                                  Page No.
                                                                  --------

         Exhibit 11.       COMPUTATION OF EARNINGS PER SHARE          30

         Exhibit  27.      FINANCIAL DATA SCHEDULE                    31