Form 10-Q
period 1998-09-30
EMERALD FINANCIAL CORP
filed 1998-11-12
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

[ ]   TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
           For the transition period from ___________ to_____________

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                    34-1842953
  ------------------------------                   -------------------
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                   Identification No.)

    14092 PEARL ROAD
    STRONGSVILLE, OHIO                                    44136
    ----------------------------                         --------
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
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                        10,296,527
--------------------------------------------------------------------------------
         (Class)                          (Outstanding at September 30, 1998)

                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS
                                -----------------


PART I.           FINANCIAL INFORMATION                                                            PAGE

         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of September 30, 1998, and
                  December 31, 1997..............................................................   2

                  Consolidated Statements of Income for
                  the Three and Nine Month Periods Ended September
                  30, 1998 and 1997..............................................................   3

                  Consolidated Statements of Cash Flows
                  for the Nine Month Periods Ended September
                  30, 1998 and 1997..............................................................   4

                  Notes to Consolidated Financial Statements.....................................   5

        Selected Financial Information...........................................................   8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................   9

                  Tables.........................................................................  21

       Item 3.   Qualitative and Quantitative Disclosures
                   about Market Risk.............................................................  24

PART II.          OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................  25
         Item 2.  Changes in Securities..........................................................  25
         Item 3.  Defaults on Senior Securities..................................................  25
         Item 4.  Submission of Matters to a Vote of Shareholders................................  25
         Item 5.  Other Information..............................................................  25
         Item 6.  Exhibits and Reports on Form 8-K...............................................  25

SIGNATURES.......................................................................................  26

EXHIBIT INDEX....................................................................................  27

                             EMERALD FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1998                 1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands, except share data)
ASSETS:
  CASH AND CASH EQUIVALENTS
    Cash and deposits with banks                                                     $ 6,796             $ 7,729
    Interest bearing deposits with banks                                               8,406               3,033
  INVESTMENT SECURITIES
    Held-to-maturity  (fair values of $ 6,609 and $14,037 at
       September 30, 1998 and December 31, 1997, respectively)                         6,772              14,231
    Available for sale  (amortized cost of $34,855 and $31,256 at
       September 30, 1998 and December 31, 1997, respectively)                        35,379              31,480
  MORTGAGE-BACKED SECURITIES
    Held-to-maturity  (fair value of $26,416 at December 31, 1997)                         -              25,825
    Available for sale  (amortized cost of $50,846 and $27,209 at
       September 30, 1998 and December 31, 1997, respectively)                        51,040              27,312
  LOANS-NET
    (Including allowance for loan losses of $1,666 and $1,625 at
       September 30, 1998 and December 31, 1997, respectively)                       497,294             461,457
  Loans held for sale                                                                  6,814               7,823
  Accrued interest receivable                                                          3,516               3,343
  Federal Home Loan Bank stock-at cost                                                 3,757               3,504
  Premises and equipment-net                                                           4,323               4,259
  Cash surrender value of life insurance                                              16,149              10,341
  Prepaid expenses and other assets                                                    2,745               3,628
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $ 642,991           $ 603,965
=======================================================================================================================

LIABILITIES:
  Deposits                                                                         $ 537,842           $ 520,690
  Federal Home Loan Bank advances                                                     45,652              28,138
  Deferred federal income taxes                                                        1,680               1,875
  Advance payments by borrowers                                                          884               1,574
  Accrued interest payable                                                               797               1,002
  Accounts payable and other                                                           2,433               2,171
-----------------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                                             589,288             555,450

SHAREHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares authorized,
    10,296,527 and 10,145,200 shares issued and outstanding
    at September 30, 1998 and December 31, 1997, respectively.                         9,962               9,831
  Accumulated other comprehensive income                                                 322                 216
  Retained earnings                                                                   43,419              38,468
-----------------------------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                                     53,703              48,515
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                             $ 642,991           $ 603,965
=======================================================================================================================



       See notes to unaudited consolidated financial statements

                             EMERALD FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                                    1998           1997                 1998            1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                        (Dollars In thousands, except per share data)
INTEREST INCOME
   Loans                                                         $ 9,935        $ 9,384             $ 28,984        $ 27,370
   Investment securities                                             566            977                1,866           2,735
   Mortgage-backed securities                                        865            950                2,632           2,999
   Other                                                             168            139                  635             528
------------------------------------------------------------------------------------------------------------------------------------
                                                                  11,534         11,450               34,117          33,632
INTEREST EXPENSE
   Deposits                                                        6,777          6,805               20,008          19,849
   Advances from the Federal Home Loan Bank                          465            456                1,288           1,248
------------------------------------------------------------------------------------------------------------------------------------
                                                                   7,242          7,261               21,296          21,097
------------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                4,292          4,189               12,821          12,535
Provision for loan losses                                            225            108                  583             277
------------------------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                 4,067          4,081               12,238          12,258

NON-INTEREST INCOME
   Gain on sale of loans and other assets                            241            114                  804             265
   Loan service fees                                                 229            191                  665             534
   Other                                                             519            293                1,511             730
------------------------------------------------------------------------------------------------------------------------------------
                                                                     989            598                2,980           1,529

NON-INTEREST EXPENSE
   Salaries and employee benefits                                    965            989                2,778           3,060
   Net occupancy and equipment                                       396            400                1,164           1,168
   Franchise tax                                                     158            146                  484             439
   Federal deposit insurance                                          82             79                  250             234
   Amortization of goodwill                                           28             30                   84              92
   Other                                                             871            643                2,379           1,864
------------------------------------------------------------------------------------------------------------------------------------
     Non-interest expense                                          2,500          2,287                7,139           6,857

INCOME BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                       2,556          2,392                8,079           6,930

Provision for federal income taxes                                   804            815                2,594           2,381
------------------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE CUMULATIVE EFFECT OF
  A CHANGE IN ACCOUNTING PRINCIPLE                                 1,752          1,577                5,485           4,549

Cumulative effect of a change in accounting
   principle, net of related income taxes of $61                     117              -                  117               -
------------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                       $ 1,869        $ 1,577              $ 5,602         $ 4,549
====================================================================================================================================

Earnings per common share - Basic                                $  0.18        $  0.16              $  0.54         $  0.46
Earnings per common share - Diluted                              $  0.17        $  0.15              $  0.52         $  0.44


       See notes to consolidated financial statements

                             EMERALD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                 1998           1997
------------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                   $ 5,602        $ 4,549
   Adjustments to reconcile net income to net cash
      provided by operating activities
          Provision for loan losses                                                 583            277
          Gain from sale of loans and other assets                                 (982)          (265)
          Accretion of discounts and other deferred yield items                  (2,606)        (1,801)
          Depreciation and amortization                                             555            570
          Effect of change in accrued interest receivable and payable              (378)          (389)
          Federal Home Loan Bank stock dividends                                   (195)          (170)
          Deferred federal income taxes                                            (250)           174
          Net change in other assets and liabilities                             (5,338)          (816)
          Proceeds from sale of loans originated for sale                        73,634         35,954
          Disbursements on loans originated for sale                            (71,897)       (37,297)
------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (1,272)           786

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                        (32,863)       (35,356)
   Purchases of:
     Loans                                                                         (926)        (4,922)
     Mortgage-backed securities available for sale                              (24,838)        (9,478)
     Investment securities available for sale                                   (26,267)       (34,751)
     Investment securities held to maturity                                     (21,950)       (10,700)
     Premises and equipment                                                        (517)          (682)
     Federal Home Loan Bank stock                                                   (58)          (440)
   Proceeds from:
     Principal repayments and maturities of:
       Mortgage-backed securities available for sale                             12,222            980
       Mortgage-backed securities held to maturity                                5,098          4,963
       Investment securities available for sale                                  12,748         13,201
       Investment securities held to maturity                                    29,209         38,454
     Sales of available for sale mortgage-backed securities                       9,939          1,300
     Sales of available for sale investment securities                           10,120          8,467
  Net expenditure on foreclosed real estate                                        (260)          (911)
  Proceeds from sale of foreclosed real estate                                      599            897
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                           (27,744)       (28,978)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                      17,152         29,186
   Payments on advances from the Federal Home Loan Bank                         (10,486)       (20,446)
   Proceeds from advances from the Federal Home Loan Bank                        28,000         23,400
   Net decrease in escrows                                                         (690)          (735)
   Effect of stock options exercised                                                940             96
   Common shares issued under Dividend Reinvestment Plan                            131              -
   Payment of dividends on common stock                                          (1,591)          (911)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        33,456         30,590
------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           4,440          2,398

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                            10,762          7,552
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                                $ 15,202        $ 9,950
============================================================================================================

       See notes to unaudited consolidated financial statements

                     EMERALD FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       NATURE OF OPERATIONS
         --------------------

         Emerald Financial Corp. (Emerald or Company) is a unitary thrift holding company formed in 1996 which became the parent company of The Strongsville Savings Bank (Strongsville or Bank) on March 6, 1997, through a tax-free exchange of shares of Strongsville for shares of Emerald. The Company's primary holding is The Strongsville Savings Bank. The Bank expects to change its name to Emerald Savings Bank in April 1999 to align its identity with that of the holding company, Emerald Financial Corp. The Bank conducts its principal activities from its Community Financial Centers ("Offices") located in southwestern Cuyahoga County, Lorain County and Medina County. The Bank's principal activities include residential lending and retail banking.

2.       BASIS OF PRESENTATION
         ---------------------

         The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiary, The Strongsville Savings Bank. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the results of operations for the three and nine month periods ended September 30, 1998 and 1997; (b) the financial condition at September 30, 1998, and December 31, 1997; and (c) the statements of cash flows for the nine month periods ended September 30, 1998 and 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for a full year. Certain prior period data has been reclassified to conform to current year presentation.

3.       STATEMENTS OF CASH FLOWS
         ------------------------

         For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with original maturities of less than three months to be cash equivalents.

         Income tax payments of $2,587,000 and $2,075,000 were made during the nine-month periods ended September 30, 1998 and 1997, respectively. Interest paid totaled $21,501,000 and $21,006,000 for the nine-month periods ended September 30, 1998 and 1997, respectively. There were transfers from loans to real estate owned of $233,000 with $510,000 in loans made to finance the sale of real estate owned during the nine month period ended September 30, 1998. There were transfers from loans to real estate owned of $738,000 with $765,000 in loans made to finance the sale of real estate owned during the nine month period ended September 30, 1997.

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

                                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                      1998           1997            1998           1997
Weighted average number of common
   shares outstanding used in basic
   earnings per common share calculation             10,282,251     10,130,766      10,261,348     10,125,750
   Net dilutive effect of stock options                 458,415        292,656         469,037        230,390
------------------------------------------------- -------------- -------------- --------------- --------------
Weighted average number of shares  outstanding
adjusted for effect of dilutive securities           10,740,666     10,423,422      10,730,385     10,356,140
================================================= ============== ============== =============== ==============
Income before cumulative effect of a change in
accounting principle                                 $1,752,000     $1,577,000      $5,485,000     $4,549,000
   Cumulative effect of a change in
   accounting principle, net of related income
   taxes                                                117,000             --         117,000             --
------------------------------------------------- -------------- -------------- --------------- --------------
Net income                                           $1,869,000     $1,577,000      $5,602,000     $4,549,000
================================================= ============== ============== =============== ==============
Basic earnings per common share:
Income before cumulative effect of a change in
accounting principle                                   $   0.17       $   0.16        $   0.53       $   0.46
   Cumulative effect of a change in
   accounting principle, net of related income
   taxes                                                   0.01             --            0.01             --
================================================= ============== ============== =============== ==============
BASIC EARNINGS PER COMMON SHARE                        $   0.18       $   0.16        $   0.54       $   0.46
================================================= ============== ============== =============== ==============

Diluted earnings per common share:
     Net income from operations                        $   0.16       $   0.15        $   0.51       $   0.44
Cumulative effect of change in accounting
   Principle, net of related income taxes                  0.01             --            0.01             --
================================================= ============== ============== =============== ==============
DILUTED EARNINGS PER COMMON SHARE                      $   0.17       $   0.15        $   0.52       $   0.44
================================================= ============== ============== =============== ==============

6.       COMPREHENSIVE INCOME
         --------------------

         Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in September 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. Emerald's comprehensive income for the three and nine month periods ended September 30, 1998 and 1997 are:

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                                1998           1997           1998           1997
                                                            ------------- --------------- -------------- -------------
                                                                                    (In thousands)
Net income                                                        $1,869          $1,577         $5,602        $4,549
   Unrealized holding gains arising in period                         46              18            246           306
   Tax effect                                                         16               6             84           103
Less reclassification of gains in net income                          --          (  22)         (  86)        (  22)
   Tax effect                                                         --               7             30             7
                                                            ------------- --------------- -------------- -------------
Comprehensive income                                              $1,899          $1,574         $5,708        $4,737
                                                            ============= =============== ============== =============


7.       NEW ACCOUNTING STANDARDS
         ------------------------

         The Company adopted Statement of Financial Accountings Standards (SFAS) No. 131, Disclosures about segments of an Enterprise and Related Information, on January 1, 1998. This statement provides accounting and reporting standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Adoption of SFAS No. 131 has not resulted in increased reporting and disclosure requirements.

         The Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, on January 1, 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Adoption of SFAS No. 132 has not resulted in increased reporting and disclosure requirements.

         The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. The statement is effective for quarters beginning after June 15, 1999, with earlier application encouraged. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial condition and those instruments be measured at fair value. The statement also requires certain criteria to be met to apply hedge accounting. The Company adopted the statement on July 1, 1998, and reclassified $20,727,000 in securities from held-to-maturity to available for sale, of these $5,944,000 were sold during the quarter, resulting in a transition gain of $178,000 which is recorded as a change in accounting principle in the consolidated statements of income.

--------------------------------------------------------------------------------

                         SELECTED FINANCIAL INFORMATION

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                          SEPTEMBER 30,
                                                            1998                1997              1998                1997
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Unaudited
                                                                   (Dollars in thousands, except per-share data)
ANNUALIZED RETURNS AND OPERATING RATIOS
   Basic earnings per share                             $      0.18         $      0.16        $      0.54         $      0.46
   Diluted earnings per share                           $      0.17         $      0.15        $      0.52         $      0.44
   Return on Average Assets                                    1.19%               1.04%              1.21%               1.02%
   Return on Average Equity                                   14.03%              13.68%             14.48%              13.50%
   Noninterest expense to
          average assets                                       1.58%               1.51%              1.53%               1.53%
   Efficiency ratio                                           49.05%              48.79%             47.05%              49.20%

OTHER SELECTED FINANCIAL RATIOS
   Yield on average interest-earning assets                    7.70%               7.76%              7.70%               7.74%
   Cost of average interest-bearing liabilities                5.12%               5.28%              5.10%               5.21%
   Interest rate spread                                        2.58%               2.48%              2.60%               2.53%
   Net margin on interest-earning assets                       2.86%               2.84%              2.90%               2.89%
   Non-performing loans to total loans                         0.27%               0.31%              0.27%               0.31%
   Non-performing assets to total assets                       0.33%               0.24%              0.33%               0.24%
   Net recoveries (charge-offs) to average loans              -0.11%               0.00%             -0.15%              -0.01%
   Dividends per share                                  $     0.085         $      0.03        $     0.155         $      0.09

   Annualized total asset growth                              16.60%               0.27%              8.62%               8.46%
   Average total assets                                 $   627,130         $   603,756        $   616,259         $   592,043
   Average loans, net (includes held for sale)              495,981             458,261            480,226             446,753
   Average interest-earning assets                          599,484             590,067            590,394             579,156
   Average deposits                                         534,609             520,151            528,272             511,535
   Average advances from the FHLB                            31,522              30,063             28,902              27,997
   Average shareholders' equity                              53,293              46,093             51,565              44,945

  Weighted average shares outstanding-Basic              10,282,251          10,130,766         10,261,348          10,125,750
  Weighted average shares outstanding-Diluted            10,740,666          10,423,423         10,730,385          10,356,140
  Shares outstanding at period end                       10,296,527          10,143,200         10,296,527          10,143,200

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

         The Bank's principal business is attracting deposits from the general public and making loans secured by first mortgage liens on residential and other real estate. The Bank and the banking industry in general are significantly affected by prevailing economic conditions, the general level and trend of interest rates as well as by government policies and regulations concerning, among other things, fiscal affairs, housing and financial institutions.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

         The Company's total assets at September 30, 1998, were $643.0 million, representing an increase of $39.0 million, or 8.6%, annualized, for the nine month period and of $39.5 million, or 6.5% for the twelve month period ended September 30, 1998. The increase in assets was primarily concentrated in the mortgage loan portfolio.

         The Company's deposits were $537.8 million at September 30, 1998, representing an increase of $17.2 million, or 4.4%, annualized, during the nine month period and of $15.2 million, or 2.9% during the twelve month period ended September 30, 1998.

         Net interest income was $4.3 million for the quarter ended September 30, 1998, an increase of $0.1 million over the third quarter of 1997. The increase in interest-earning assets combined with an increase in interest rate spread, caused the improvement. Average interest-earning assets increased $9.4 million from $590.1 million for the third quarter of 1997 to $599.5 million for the third quarter of 1998. The Bank's interest rate spread increased 10 basis points from 2.48% during the third quarter of 1997 to 2.58% during the third quarter of 1998.

         Net income for the third quarter of 1998, at $1.9 million, was $0.3 million more than the $1.6 million for the same period in 1997. The increase was primarily due to the increase in non-interest income.

         Net interest income was $12.8 million for the nine months ended September 30, 1998, an increase of $0.3 million over the nine months ended September 30, 1997. The increase in interest-earning assets combined with an increase in interest rate spread, caused the improvement. Average interest-earning assets increased $11.2 million from $579.2 million for the first nine months of 1997 to $590.4 million for the same period in 1998. The Bank's interest rate spread increased 7 basis points from 2.53% during the first nine months of 1997 to 2.60% during the same period in 1998.

         Net income for the nine months ended September 30, 1998, at $5.6 million, was $1.1 million more than the $4.5 million for the same period in 1997. The increase was primarily due to the increase in noninterest income.


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

--------------------------------------------------------------------------------
                                   TABLE 1(a)
                              AVERAGE BALANCE TABLE

                                                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                            1998                                            1997
                                                AVERAGE                           YIELD/        AVERAGE                      YIELD/
                                                BALANCE     INTEREST               RATE         BALANCE    INTEREST          RATE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                 $ 495,981     $ 9,935               8.01%       $ 458,261    $ 9,384          8.19%
Investment securities                             35,789         566               6.32%          62,455        977          6.26%
Mortgage-backed securities                        52,656         865               6.57%          56,800        950          6.69%
Other interest-earning assets                     15,058         168               4.45%          12,551        139          4.45%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    599,484      11,534               7.70%         590,067     11,450          7.76%
Noninterest-earning assets                        27,646                                          13,689
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 627,130                                       $ 603,756
===================================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                  $ 534,609     $ 6,777               5.07%       $ 520,151    $ 6,805          5.23%
Advances from FHLB                                31,522         465               5.89%          30,063        456          6.07%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               566,131       7,242               5.12%         550,214      7,261          5.28%
Noninterest-bearing liabilities                    7,706                                           7,449
Shareholders' equity                              53,293                                          46,093
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $ 627,130                                       $ 603,756
===================================================================================================================================

Net interest income                                          $ 4,292                                        $ 4,189
Interest-rate spread                                                               2.58%                                     2.48%
Net interest margin                                                                2.86%                                     2.84%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                                     105.89%                                   107.24%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $317,000 and $403,000 for the three months ended September 30, 1998 and 1997, respectively.
(2) Deposits include noninterest-bearing demand accounts which were $15,133,000 and $11,858,000 at September 30, 1998 and 1997, respectively.

--------------------------------------------------------------------------------
                                   TABLE 1 (b)
                              AVERAGE BALANCE TABLE

                                                                FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                         1998                                            1997
                                                AVERAGE                           YIELD/        AVERAGE                      YIELD/
                                                 BALANCE    INTEREST               RATE         BALANCE   INTEREST            RATE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                                 $ 480,226     $28,984               8.05%       $ 446,753    $27,370          8.17%
Investment securities                             41,018       1,866               6.07%          59,505      2,735          6.13%
Mortgage-backed securities                        52,823       2,632               6.64%          57,695      2,999          6.93%
Other interest-earning assets                     16,327         635               5.19%          15,203        528          4.63%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                    590,394      34,117               7.70%         579,156     33,632          7.74%
Noninterest-earning assets                        25,865                                          12,887
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                   $ 616,259                                       $ 592,043
===================================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                  $ 528,272     $20,008               5.05%       $ 511,535    $19,849          5.17%
Advances from FHLB                                28,902       1,288               5.94%          27,997      1,248          5.94%
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities               557,174      21,296               5.10%         539,532     21,097          5.21%
Noninterest-bearing liabilities                    7,520                                           7,566
Shareholders' equity                              51,565                                          44,945
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                           $ 616,259                                       $ 592,043
===================================================================================================================================

Net interest income                                          $12,821                                        $12,535
Interest-rate spread                                                               2.60%                                     2.53%
Net interest margin                                                                2.90%                                     2.89%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                                                     105.96%                                   107.34%
-----------------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $1,034,000 and $1,195,000 for the nine months ended September 30, 1998 and 1997, respectively.
(2) Deposits include noninterest-bearing demand accounts which were $15,133,000 and $11,858,000 at September 30, 1998 and 1997, respectively.

Tables 2(a) and 2(b) present certain information regarding changes in Emerald's interest income and interest expense for the three and nine month periods ended September 30, 1998 and 1997. The tables show the changes in interest income and expense by major category attributable to changes in the average balance (volume) and in interest rates. The net change not attributable to either rate or volume is allocated on a pro-rata basis to the change in rate or volume.

                                                                                      TABLE 2 (a)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   RATE/VOLUME TABLE

                                                    THREE MONTHS ENDED SEPTEMBER 30,               THREE MONTHS ENDED SEPTEMBER 30,
                                                         1998 COMPARED TO 1997                          1997 COMPARED TO 1996
                                                          INCREASE (DECREASE)                            INCREASE (DECREASE)
                                                           DUE TO CHANGES IN                              DUE TO CHANGES IN

                                                 VOLUME           RATE           TOTAL          VOLUME           RATE        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                        $ 753         $ (202)          $ 551           $ 855           $ 95        $ 950
Investment securities                              (421)            10            (411)             76             13           89
Mortgage-backed securities                          (68)           (17)            (85)            274            (23)         251
Other                                                29              -              29              55             (4)          51
-----------------------------------------------------------------------------------------------------------------------------------
Total                                               293           (209)             84           1,260             81        1,341
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                            275           (303)            (28)            703             95          798
Advances from FHLB                                   22            (13)              9             178              6          184
-----------------------------------------------------------------------------------------------------------------------------------
Total                                               297           (316)            (19)            881            101          982
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                      $ (4)         $ 107           $ 103           $ 379          $ (20)       $ 359
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                     TABLE 2 (b)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   RATE/VOLUME TABLE

                                                    NINE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                                         1998 COMPARED TO 1997                          1997 COMPARED TO 1996
                                                          INCREASE (DECREASE)                            INCREASE (DECREASE)
                                                           DUE TO CHANGES IN                              DUE TO CHANGES IN

                                                 VOLUME           RATE           TOTAL          VOLUME           RATE        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                      $ 2,008         $ (394)        $ 1,614         $ 3,866         $ (256)     $ 3,610
Investment securities                              (843)           (26)           (869)           (235)            29         (206)
Mortgage-backed securities                         (245)          (122)           (367)            652             (3)         649
Other                                                41             66             107             214            (30)         184
-----------------------------------------------------------------------------------------------------------------------------------
Total                                               961           (476)            485           4,497           (260)       4,237
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                            548           (389)            159           2,441            170        2,611
Advances from FHLB                                   40              -              40             486             11          497
-----------------------------------------------------------------------------------------------------------------------------------
Total                                               588           (389)            199           2,927            181        3,108
-----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                     $ 373          $ (87)          $ 286         $ 1,570         $ (441)     $ 1,129
-----------------------------------------------------------------------------------------------------------------------------------

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

                                                       Three months ended September    Nine months ended September
                                                                 30, 1998                        30, 1998
                                                       --------------------------------------------------------------
                                                                          (Dollars in thousands)
Net interest income:
  Current period                                                  $4,292                         $12,821
  Prior period                                                     4,189                          12,535
                                                       --------------------------------------------------------------
Dollar change from prior period                                   $  103                         $   286
                                                       --------------------------------------------------------------
Percent change from prior period                                    2.45%                           2.28%
                                                       ==============================================================

Interest income
---------------

         Interest income for the three months ended September 30, 1998, was $11.5 million, compared to $11.4 million for the third quarter of 1997, an increase of $0.1 million or 0.73%. This increase was due to the increase in average interest-earning assets to $599.5 million for the third quarter of 1998 from $590.1 million for the third quarter of 1997 as demonstrated on Table 1(a). The effect of the increase in interest-earning assets was offset somewhat by the 6 basis point decline in the average yield on interest-earning assets to 7.70% for the third quarter of 1998 from 7.76% for the like period in 1997.

         Interest income for the nine months ended September 30, 1998, was $34.1 million, compared to $33.6 million for the like period in 1997, an increase of $0.5 million or 1.44%. This increase was due to the increase in average interest-earning assets to $590.4 million for the first nine months of 1998 from $579.2 million for the like period in 1997 as demonstrated on Table 1(b). The effect of the increase in interest-earning assets was offset somewhat by the 4 basis point decline in the average yield on interest-earning assets to 7.70% for the 1998 period from 7.74% for the 1997 period.

Interest expense
----------------

         Interest expense decreased slightly during the quarter ended September 30, 1998, compared to the same period in 1997 primarily due to a decrease in the average cost of interest-bearing liabilities, offset by an increase in average interest-bearing liabilities. Average interest-bearing liabilities were $566.1 million and $550.2 million for the third quarter of 1998 and 1997, respectively, an increase of $15.9 million. The average cost of interest-bearing liabilities decreased 16 basis points to 5.12% for the third quarter of 1998 from 5.28% for the same period in 1997.

         Interest expense increased during the nine months ended September 30, 1998, compared to the same period in 1997 primarily due to an increase in average interest-bearing liabilities of $17.7 million, offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $557.2 million and $539.5 million for the first three-quarters of 1998 and 1997, respectively. The average cost of interest-bearing liabilities decreased 11 basis points to 5.10% for the 1998 period from 5.21% for the 1997 period. This decrease partially offset the effect of the increase in interest-bearing liabilities.

Provision for loan losses
-------------------------

         The provision for loan losses for the three months ended September 30, 1998, was $225,000 compared to $108,000 for the same period in 1997. The provision for loan losses for the nine months ended September 30, 1998, was $583,000 compared to $277,000 for the same period in 1997. The provisions for all periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

         Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME
--------------------------------------------------------------------------------

                                                       Three months ended September    Nine months ended September
                                                                 30, 1998                       30, 1998
                                                       ------------------------------ ------------------------------
                                                                          (Dollars in thousands)
Noninterest income:
   Current period                                                  $ 989                         $ 2,980
   Prior period                                                      598                           1,529
                                                       ------------------------------ ------------------------------
Dollar change from prior period                                    $ 391                         $ 1,451
                                                       ------------------------------ ------------------------------
Percent change from prior period                                   65.38%                          94.95%
                                                       ============================== ==============================

         Noninterest income consists primarily of fees earned for servicing loans and providing services for customers, gains on loan sales and earnings credited to bank owned life insurance. The increase in noninterest income during the third quarter of 1998 as compared the same quarter in 1997 is due to: an increase in gains on sales of loans of $136,000; increases in loan service fees of $38,000 and increases in other noninterest income of $217,000. Earnings credited to bank owned life insurance were $236,000 during the quarter ended September 30, 1998.

         The increase in noninterest income during the nine month period ended September 30, 1998 as compared to the same period in 1997 is due to: an increase in gains on sales of loans and investment securities available for sale of $539,000; increases in loan service fees of $131,000 and increases in other noninterest income of $781,000. Earnings credited to bank owned life insurance were $589,000 during the nine months ended September 30, 1998.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------

                                                       Three months ended September   Nine months ended September
                                                                 30, 1998                       30, 1998
                                                       ------------------------------ -----------------------------
                                                                         (Dollars in thousands)
Noninterest expense:
   Current period                                                 $ 2,500                       $ 7,139
   Prior period                                                     2,287                         6,857
                                                       ------------------------------ -----------------------------
Dollar change from prior period                                   $   213                       $   282
                                                       ------------------------------ -----------------------------
Percent change from prior period                                     9.33%                         4.12%
                                                       ============================== =============================

         Management is pleased with the efficiency ratio of 49.05% for the third quarter of 1998, representing a slight increase from the 48.79% a year ago. The efficiency ratio for the first nine months of 1998 was 47.05%, an improvement over the 49.20% for the same period in 1997.


FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

         The Bank provided $804,000 for federal income tax during the third quarter of 1998 and $815,000 during the like period in 1997. The Bank provided $2,594,000 for federal income tax during the nine months ended September 30, 1998 and $2,381,000 during the like period in 1997. Income before the provision for federal income taxes is the primary factor in determining the provision for federal income taxes.

FINANCIAL RESOURCES AND LIQUIDITY
--------------------------------------------------------------------------------

         Financial institutions, such as the Bank, must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments and expenses. Management of cash flows requires the anticipation of deposit flows and loan payments. The Bank's primary sources of funds are deposits and loan payments. The Bank uses the funds from deposit inflows and loan payments primarily to originate loans and to purchase investment securities.

         At September 30, 1998, loans-in-process to be funded over a future period of time totaled $43 million, and mortgage loan commitments or loans committed but not closed totaled $50 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Bank has adequate resources to meet its normal funding requirements.

         The Bank is a party to a credit agreement with the Federal Home Loan Bank of Cincinnati whereby the Bank can obtain advances. The Bank had $46 million in advances outstanding at September 30, 1998.

         For an analysis of Emerald's cash flows, refer to the Consolidated Statements of Cash Flows on page 4. Management believes the Bank has adequate resources to meet its normal funding requirements.


SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         Shareholders' equity was $53.7 million at September 30, 1998, an increase of $5,188,000, or 14.26%, annualized, during the first nine months of 1998. This increase was primarily the result of net income. Emerald paid dividends in the first nine months of 1998 of 15.5 cents per share, an increase of 72.22% over the 9.0 cents per share dividend paid in the first nine months of 1997. The dividend payments in 1998 consisted of regular dividends of 10.5 cents per share and a special dividend of 5.0 cents per share.

         The Company's return on average assets was 1.19% and return on average equity was 14.03% for the third quarter of 1998.

         At September 30, 1998, the Bank was in excess of all capital requirements specified by federal regulations as shown by the following table.

                                                 TIER 1 LEVERAGE     TIER 1 RISK-BASED    TOTAL RISK-BASED
                                                     CAPITAL              CAPITAL             CAPITAL
                                                ------------------- -------------------- -------------------
                                                                  (Dollars in thousands)
Capital amount - Actual                                   $ 51,938             $ 51,938            $ 53,604
Capital amount -- Well capitalized                          32,065               38,477              42,000
                                                ------------------- -------------------- -------------------
Amount in excess of requirement                            $19,873              $13,461             $11,604
                                                =================== ==================== ===================

Capital ratio - Actual                                       8.10%               12.37%              12.96%
Capital ratio - Well capitalized                             5.00%                6.00%              10.00%
                                                ------------------- -------------------- -------------------
Amount in excess of requirement                              3.10%                6.37%               2.96%
                                                =================== ==================== ===================

         The Bank's capital levels at September 30, 1998, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
--------------------------------------------------------------------------------

         Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of September 30, 1998, the Bank had 89.32% of total assets invested in Qualified Thrift Investments.

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

         The Company is utilizing both internal and external resources to identify, correct and test systems for Y2K compliance. Critical internal systems have been evaluated and corrected or replaced where necessary for Y2K compliance. Critical internal systems are in the testing phase. The Bank is in the process of replacing certain internal systems scheduled for replacement during 1998 with systems that are Y2K compliant. These systems are expected to cost approximately $350,000 and will be capitalized and depreciated over their estimated useful lives. Management estimates that Y2K compliance expense will cost an additional $200,000 over the next year.

         Systems of critical third party providers have also been evaluated and reprogrammed or replaced where necessary. These third party provider's systems are in the process of their own internal testing. Third party providers expect to begin Y2K testing with Bank data in the first quarter of 1999.

ASSET QUALITY
--------------------------------------------------------------------------------

         Table 3 sets forth information regarding non-performing assets at September 30, 1998, December 31, 1997, and September 30, 1997.


--------------------------------------------------------------------------------------------------------
                                     TABLE 3
                         NON-PERFORMING ASSETS ANALYSIS

                                                      SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,
                                                          1998              1997               1997
--------------------------------------------------------------------------------------------------------
                                                              (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                                  $ 487              $ 156              $ 217
   1-4 family - construction                                 327                692                413
   Multi-family and Commercial
       real estate                                             -                  -                  -
   Land and development                                      181                181                  -
   Commercial non-real estate                                  8                370                370
   Consumer and other                                          2                 29                 26
-------------------------------------------------------------------------------------------------------
Total                                                      1,005              1,428              1,026

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                                    306                716                439
   1-4 family - construction                                   -                  -                  -
   Multi-family and Commercial
       real estate                                            52                  -                  -
   Land and development                                        -                  -                  -
   Commercial non-real estate                                  -                  -                  -
   Consumer and other                                          -                  -                  -
-------------------------------------------------------------------------------------------------------
Total                                                        358                716                439

Total non-performing loans                                 1,363              2,144              1,465

Investments, net of allowance for credit
    losses of $162,000 at September 30,
    1998 and December 31,1997.                               422                486                  -
Real estate owned                                            320                683                  -
-------------------------------------------------------------------------------------------------------

Total non-performing assets                              $ 2,105            $ 3,313            $ 1,465
=======================================================================================================

Allowances for loan losses                               $ 1,666            $ 1,625            $ 1,687
=======================================================================================================

Non-performing loans to total loans-net                     0.27%              0.45%              0.31%
Non-performing assets to total assets                       0.33%              0.55%              0.24%
Allowance for loan losses to ending
   loan balance (before allowance)                          0.33%              0.35%              0.36%
Allowance for loan losses to
   non-performing loans                                   122.24%             75.80%            115.13%
-------------------------------------------------------------------------------------------------------

         Table 4 presents information concerning activity in the allowance for loan losses during the three and nine-month periods ended September 30, 1998 and 1997.


--------------------------------------------------------------------------------------------------------------------------
                                     TABLE 4
                    ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                         FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30,                          SEPTEMBER 30,
                                                          1998                1997               1998               1997
--------------------------------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Allowance: Beginning of the period                       $ 1,576            $ 1,577            $ 1,625            $ 1,423
Provision charged to expense                                 225                108                583                277

CHARGE-OFFS:
   1-4 family - permanent                                      -                  -                  -                  5
   1-4 family - construction                                 132                  -                132                  -
   Multi-family and Commercial
       real estate                                             -                  -                  -                  -
   Land and development                                        -                  -                  -                  -
   Commercial non-real estate                                  -                  -                370                  -
   Consumer and other                                          6                  -                 45                 19
--------------------------------------------------------------------------------------------------------------------------
                                                             138                  -                547                 24
RECOVERIES
   1-4 family - permanent                                      2                  -                  2                  -
   1-4 family - construction                                   -                  -                  -                  -
   Multi-family and Commercial
       real estate                                             -                  -                  -                  -
   Land and development                                        -                  -                  -                  -
   Commercial non-real estate                                  -                  -                  -                  -
   Consumer and other                                          1                  2                  3                 11
--------------------------------------------------------------------------------------------------------------------------
                                                               3                  2                  5                 11
--------------------------------------------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                (135)                 2               (542)               (13)
--------------------------------------------------------------------------------------------------------------------------

Allowance: End of the period                             $ 1,666            $ 1,687            $ 1,666            $ 1,687
==========================================================================================================================

Net charge-offs during the period to
average loans outstanding during the
period (Annualized)                                         0.11%              0.00%              0.15%              0.00%
--------------------------------------------------------------------------------------------------------------------------


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

         Table A sets forth the composition of the Bank's loan portfolio at September 30, 1998, December 31, 1997.


-----------------------------------------------------------------------------------------------------------------
                                                    TABLE A
                                           LOAN PORTFOLIO COMPOSITION

                                                     SEPTEMBER 30, 1998                 DECEMBER 31, 1997
                                                AMOUNT               PERCENT       AMOUNT               PERCENT
-----------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                         (Dollars In thousands)
   Permanent first mortgage loans:
      1-4 family                               $ 334,109              67.19%      $ 319,796              69.30%
      Multi-family                                   810               0.16%            924               0.20%
      Commercial real estate                      53,495              10.75%         52,499              11.38%
      Land                                           590               0.12%            553               0.12%
-----------------------------------------------------------------------------------------------------------------
   Total permanent mortgage loans                389,004              78.22%        373,772              81.00%
-----------------------------------------------------------------------------------------------------------------

   Construction first mortgage loans:
      Residential development                     79,814              16.04%         56,217              12.18%
      1-4 family                                  43,105               8.67%         37,413               8.11%
      Multi-family                                   825               0.17%          1,050               0.23%
      Commercial real estate                       8,131               1.64%          6,879               1.49%
-----------------------------------------------------------------------------------------------------------------
   Total construction loans                      131,875              26.52%        101,559              22.01%
-----------------------------------------------------------------------------------------------------------------
Total mortgage loans                             520,879             104.74%        475,331             103.01%
-----------------------------------------------------------------------------------------------------------------

OTHER LOANS
   Commercial                                      6,602               1.33%          5,736               1.24%
   Consumer                                       17,817               3.58%         15,460               3.35%
-----------------------------------------------------------------------------------------------------------------
 Total other loans                                24,419               4.91%         21,196               4.59%
-----------------------------------------------------------------------------------------------------------------

Total loans                                      545,298             109.65%        496,527             107.60%

Less:
   Loans in process                               42,740               8.59%         30,015               6.50%
   Allowance for loan losses                       1,666               0.34%          1,625               0.35%
   Deferred yield items                            3,598               0.72%          3,430               0.75%
-----------------------------------------------------------------------------------------------------------------
                                                  48,004               9.65%         35,070               7.60%
-----------------------------------------------------------------------------------------------------------------

 Total loans held for investment-Net           $ 497,294             100.00%      $ 461,457             100.00%
=================================================================================================================

 Real estate loans held for sale                 $ 6,814                            $ 7,823
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------

         Table B sets forth the activities in the Bank's loan portfolio for the three and nine-month periods ended September 30, 1998, and 1997.

-----------------------------------------------------------------------------------------------------------------
                                     TABLE B
                         ACTIVITY IN THE LOAN PORTFOLIO

                                                 FOR THE QUARTER ENDED          FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                  1998           1997                1998           1997
-----------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS
      1-4 family                                $ 37,288        $ 30,276          $ 127,531        $ 75,205
      Multi-family                                     -               -                  -               -
      Commercial real estate                       2,454             926              6,837           3,555
      Land                                         3,717             128              5,267             373
-----------------------------------------------------------------------------------------------------------------
                                                  43,459          31,330            139,635          79,133

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS
      Residential development                     14,393          17,677             49,714          36,293
      1-4 family                                  12,612          10,487             37,014          35,788
      Multi-family                                     -             670                  -             670
      Commercial real estate                           -           5,250              4,090           6,893
-----------------------------------------------------------------------------------------------------------------
                                                  27,005          34,084             90,818          79,644

NONMORTGAGE LOANS
   Commercial                                        628             555              2,276           2,238
   Consumer                                        4,338           4,414             12,305          15,552
-----------------------------------------------------------------------------------------------------------------
                                                   4,966           4,969             14,581          17,790
-----------------------------------------------------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                           75,430          70,383            245,034         176,567

PURCHASED LOANS
      Commercial real estate                           -             500                926           4,922
-----------------------------------------------------------------------------------------------------------------
TOTAL NEW LOANS                                   75,430          70,883            245,960         181,489

LESS
     Principal repayments                         37,819          33,719            123,698          94,181
     Loan sales                                   21,383          15,882             74,477          36,327
-----------------------------------------------------------------------------------------------------------------
                                                  59,202          49,601            198,175         130,508
-----------------------------------------------------------------------------------------------------------------

NET INCREASE IN LOANS                           $ 16,228        $ 21,282           $ 47,785        $ 50,981
=================================================================================================================

-----------------------------------------------------------------------------------------------------------------

         Table C sets forth the composition of the Bank's deposits by interest rate category at September 30, 1998, December 31, 1997.


----------------------------------------------------------------------------------------------------
                                                          TABLE C

                                                     DEPOSIT COMPOSITION

                              ----------------------------------------------------------------------
                                      SEPTEMBER 30, 1998                 DECEMBER 31, 1997
                               WTD AVG                             WTD AVG
                                COST     AMOUNT         PERCENT      COST       AMOUNT     PERCENT
----------------------------------------------------------------------------------------------------
                                                      (Dollars in thousands)
PASSBOOK ACCOUNTS                2.92%  $ 58,348         10.85%      2.93%   $ 51,629         9.91%
NOW ACCOUNTS                     2.02%    34,273          6.37%      1.98%     33,976         6.52%
MONEY MARKET DEPOSIT ACCOUNTS    2.53%    14,573          2.71%      2.53%     15,506         2.98%
COMMERCIAL ACCOUNTS              0.00%    15,134          2.81%      0.00%     12,992         2.50%
----------------------------------------------------------------------------------------------------
                                 2.26%   122,328         22.74%      2.26%    114,103        21.91%
CERTIFICATES OF DEPOSIT:
     4.50% and less              4.03%    19,709          3.67%      4.01%     26,391         5.07%
     4.51% to 5.50%              5.39%    88,174         16.39%      5.38%     52,424        10.07%
     5.51% to 6.50%              5.97%   249,020         46.30%      6.04%    264,388        50.78%
     6.51% to 7.50%              7.36%    51,016          9.49%      7.36%     55,516        10.66%
     7.51% and greater           8.97%     7,595          1.41%      8.92%      7,868         1.51%
----------------------------------------------------------------------------------------------------
                                 5.98%   415,514         77.26%      6.06%    406,587        78.09%
----------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                   5.13%  $537,842        100.00%      5.23%   $520,690       100.00%
====================================================================================================

----------------------------------------------------------------------------------------------------


         Table D sets forth the remaining terms to maturity for the certificates of deposit at September 30, 1998.

                           TABLE D

CERTIFICATES OF DEPOSIT MATURING/REPRICING DURING:
                      (In Thousands)
The year ending September 30, 1999                $ 267,767
The year ending September 30, 2000                   89,070
The year ending September 30, 2001                   17,250
The year ending September 30, 2002                    5,651
The year ending September 30, 2003                    5,159
After September 30, 2003                             30,617
------------------------------------------------------------
                                                  $ 415,514
============================================================

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

         The Company's investment portfolio consists primarily of investment grade corporate debt, government agency debt and mortgage-backed securities issued by government agencies. Substantially all of the fixed rate corporate debt and government agency debt mature in three years or less.

         The Company's strategy to reduce the maturity or repricing mismatch between its interest rate sensitive assets and liabilities includes reducing the terms to maturity of its long-term interest-earning assets, as noted above, and lengthening the terms to repricing or maturity of its interest-bearing liabilities.

         A common industry measure of a financial institution's general sensitivity to interest rates is called the gap (the GAP). The GAP represents the difference between the Company's interest-earning assets and interest-bearing liabilities maturing within certain time frames as a percent of the Company's total assets. Management believes there have been no significant changes in the Company's GAP during the nine months ended September 30, 1998.

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

ITEM 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         There were no matters subject to a vote of security holders during the quarter.

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

                                      EMERALD FINANCIAL CORP.
                                     ------------------------
                                            (Registrant)


Date    November 12, 1998
                                   /s/  Thomas P. Perciak
                                   President and Chief Executive Officer



Date    November 12, 1998
                                   /s/  John F. Ziegler
                                   Executive Vice President and Chief Financial
                                   Officer

                                INDEX TO EXHIBITS

                                                                  Page No.
                                                                  --------

         Exhibit 11.       COMPUTATION OF EARNINGS PER SHARE         N/A
                           The computation of earnings per
                           share is included in Footnote 5
                           to the unaudited financial
                           statements on page 6 of Form
                           10-Q for September 30, 1998.

         Exhibit 27.       FINANCIAL DATA SCHEDULE                   28