Form 10-K
period 1998-12-31
EMERALD FINANCIAL CORP
filed 1999-03-31
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from ________ to ________

                        COMMISSION FILE NUMBER: 000-22201

                             EMERALD FINANCIAL CORP.
                             -----------------------
             (Exact name of registrant as specified in its charter)

      Ohio                                                  34-1842953
----------------                                            ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 14092 Pearl Road
 Strongsville, Ohio                                         44136
-------------------                                         -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The registrant's voting stock is authorized for quotation on the National Association of Securities Dealers Automated Quotation System National Market System under the symbol "EMLD." As of February 28, 1999, the registrant had 10,968,551 shares of common stock, without par value, outstanding. The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the average of the bid and asked prices of such stock as of February 28, 1999, was $103,081,979.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

      Part I                                                                Page
         Item 1.  Business                                                     2
         Item 2.  Properties                                                  34
         Item 3.  Legal Proceedings                                           35
         Item 4.  Submission of Matters to a Vote of Shareholders             35

      Part II
         Item 5.  Market for the Registrant's Common Equity and Related
                    Stockholder Matters                                       36
         Item 6.  Selected Financial Data                                     37
         Item 7.  Management's Discussion and Analysis  of Financial
                    Condition and Results of Operations                       39
         Item 7A  Quantitative and Qualitative Disclosures About Market
                    Risk                                                      51
         Item 8.  Financial Statements and Supplementary Data                 54
         Item 9.  Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure                       90

      Part III
         Item 10. Directors and Executive Officers of the Registrant          90
         Item 11. Executive Compensation                                      93
         Item 12. Security Ownership of Certain Beneficial Owners and
                    Management                                               106
         Item 13. Certain Relationships and Related Transactions             109

      Part IV
         Item 14. Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K                                              109

      Signatures                                                             110

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

PART I

Item 1. Business

                                    BUSINESS

General

Emerald Financial Corp. (Emerald or Company), an Ohio corporation organized in 1996 for the purpose of becoming a holding company, owns all the outstanding common stock of The Strongsville Savings Bank (Strongsville Savings or Bank). Emerald is a unitary thrift holding company which, under current laws, has very few restrictions on permissible types of business activities. Emerald became the holding company of Strongsville Savings in a tax-free exchange of shares of the Bank for Shares of Emerald on March 6, 1997. As a result Emerald owns and operates the Bank and its subsidiary on a consolidated basis. In addition, Emerald formed Emerald Development Corp., a wholly owned subsidiary on June 3, 1997. The development company was formed to take advantage of opportunities to develop real estate as well as to enter into joint real estate development ventures in the future.

Unless the context otherwise requires, Emerald, the Bank, and their subsidiaries are hereinafter collectively referred to as the "Company." See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General set forth in Item 7 to this Form 10-K.

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

The Bank conducts its business through its home office in Strongsville and its Community Financial Centers in Berea, Brecksville, Broadview Heights, North Royalton, Parma Heights, and Westlake (Cuyahoga County); Brunswick, Hinckley and Medina Township (Medina County); and Avon, Avon Lake, Columbia Station, North Ridgeville, and Wellington (Lorain County). The Bank anticipates opening an office in Northfield Center (Summit County) in the fourth quarter of 1999.

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

The Bank developed a well-balanced branch network in the suburbs to the south and west of Cleveland. The Bank's branch network provides the Bank a stable, low-cost, consumer-oriented deposit base in the many established communities of its market area. The Bank's research and close relationships with area real estate professionals was beneficial in the Bank's residential development niche in such communities as Strongsville, Westlake, Brecksville, Hinckley, North Ridgeville, North Royalton, Avon and Avon Lake. Management expects these communities to be among the major growth areas in Cuyahoga and the contiguous counties into the next century. In 1996 and 1999, the Bank opened offices in Avon and Avon Lake, respectively. Both of these cities are expanding markets for residential growth. Management has also applied to the State of Ohio to open an office in Northfield Center, another growing community.

The Bank is very active in the origination of loans to developers and builders of residential housing in its market area, including loans to (i) acquire lots and land for residential subdivision, (ii) to develop raw land by financing the cost of improvements such as streets, sewers and utilities, and (iii) to construct houses on such improved property. The Bank's franchise is expected to provide the Bank with a stable source of real estate construction and mortgage loan originations through 2000 and beyond.

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

The Bank is a community-oriented financial institution serving its market area with a wide selection of residential loans and retail financial services, emphasizing customer service. The Bank's services include consumer and commercial checking accounts, savings accounts, certificates of deposit, residential and commercial real estate loans, home equity lines of credit, and secured and unsecured consumer loans and rental of safe-deposit boxes. The Company's branch network is comprised of fifteen full-service banking offices, twelve proprietary ATMs, access to a network of metropolitan, regional and national ATMs, and electronic fund transfer services. The Bank has historically concentrated its business activities in the Northeastern Ohio area, primarily Cuyahoga, Lorain, Medina, and Summit Counties.

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

Recent Developments

On March 1, 1999, Emerald and Fifth Third Bancorp (Fifth Third), an Ohio corporation, entered into an Affiliation Agreement (Merger Agreement), pursuant to which Emerald will merge with and into Fifth Third through a tax-free, stock-for-stock exchange, with Fifth Third as the surviving corporation (Merger). Under the terms of the Merger Agreement, upon consummation of the Merger each share of Emerald common stock issued and outstanding immediately prior to the effective time of the Merger shall be converted into the right to receive 0.3 of a share of Fifth Third common stock.

The Merger, which would be accounted for as a pooling of interests, is expected to close in August 1999. The Merger Agreement has been approved by the boards of directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, the adoption of the Merger Agreement by Emerald shareholders and receipt of regulatory approvals.

Director Joan M. Dzurilla has entered into a Shareholder Support Agreement with Fifth Third pursuant to which she agreed to vote her shares owned of Emerald in favor of the Merger Agreement. The Shareholder Support Agreement was executed as a condition of and inducement of Fifth Third entering into the Merger Agreement.

Lending Activities

General. The Bank's primary lending activity is originating conventional first mortgage loans for the purchase of residential real property. Conventional loans are loans which are not insured by the Federal Housing Administration or partially guaranteed by the Veterans Administration. Within this category, the largest portion of the Bank's loans are made to home buyers on the security of single-family dwellings. At December 31, 1998, the Bank's net loans receivable totaled $532.1 million, representing approximately 79.6% of its total assets. At that date, 73.0% of total mortgage loans consisted of loans secured by first mortgage liens on residential properties.

In order to manage interest rate risk in the loan portfolio, the Bank has implemented a number of measures designed to provide more frequent interest rate adjustments on interest-earning assets so more interest-earning assets would respond to increases in interest rates on basis similar to that of interest-bearing liabilities. These measures were designed to reduce adverse effects on net interest income during periods of rising interest rates. These measures include: (i) origination of permanent mortgage loans with adjustable interest rates on residential properties and other real estate, (ii) origination of residential construction and development loans with adjustable interest rates, (iii) origination of nonresidential construction loans with adjustable interest rates and (iv) purchases of loans with adjustable interest rates which meet the Bank's underwriting standards. At December 31, 1998, approximately $264.7 million (49.7% of total loans) were comprised of loans described above.

1-to-4 Family Residential Real Estate Lending. The cornerstone of the Bank's lending program has been the origination of permanent loans, secured by mortgages on owner-occupied, 1-to-4 family residences. At December 31, 1998, $364.8 million, or 65.5%, of the Bank's mortgage loans consisted of permanent loans on 1-to-4 family residences. Substantially all of these loans were secured by properties located in the Bank's primary market area.

The Bank originates a variety of different types of residential loans including conventional 15- and 30- year fixed-rate loans, one- and three-year ARM's and, to a lesser extent, 10- and 20-year fixed rate loans. During recent years, in order to meet consumer demand and maximize the yield on its residential loan portfolio, the Bank has originated fixed rate loans which qualify for sale to the secondary market, primarily the Federal Home Loan Mortgage Corporation ("Freddie Mac"). The Bank's fixed-rate residential loans are underwritten and documented to permit their sale to the secondary market and the Bank has sold certain qualifying residential loans to Freddie Mac. Loans sold to Freddie Mac are on a nonrecourse basis. The Bank also originates ARM's, although, in order to maintain its interest rate spread, the Bank generally does not offer discounted initial interest rates.

The Bank's current 1-to-4 family permanent residential ARM's are fully amortizing loans with contractual maturities of up to 30 years. The Bank's ARM products carry interest rates which are reset to a stated margin over an index based on the one- or three-year U.S. Treasury Constant Maturities Index. Increases or decreases in the interest rate of the Bank's ARM loans based on the one- or three-year U.S. Constant Maturities index are generally limited to 2% at any adjustment period and a maximum of 5% or 6% over the life of the loan, depending on whether the loan resets at one- or three-year intervals, respectively. The Bank's ARM's are not convertible into fixed-rate loans, do not contain prepayment penalties and do not produce negative amortization. The Bank's ARM's are assumable, providing the assuming borrower meets the same underwriting criteria as a borrower on a newly originated loan. At December 31, 1998 the total balance of 1-to-4- family permanent residential ARM's was $66.0 million, or 18.1% of the Bank's 1-to-4 family permanent mortgage loan portfolio.

The Bank evaluates both the borrower's ability to make principal and interest payments and the value of the property that will secure the loan. The Bank originates residential mortgage loans with loan-to-value ratios of up to 97%. On any mortgage loan exceeding an 80% loan-to-value ratio at the time of origination, however, the Bank requires private mortgage insurance in an amount intended to reduce the Bank's exposure to 80% of the appraised value of the underlying collateral. Property securing real estate loans made by the Bank is generally appraised by independent fee appraisers selected by the Bank and subject to review by the management and Board of Directors of the Bank. The Bank requires evidence of marketable title and lien position on all loans secured by real property and requires fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. The Bank may also require flood insurance to protect the property securing its interest.

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

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms similar to any 1-to-4 family loan then offered by the Bank, except that during the construction phase, the borrower pays interest only. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. At December 31, 1998, the Bank had $11.9 million in construction loans to individuals for construction of their personal residences.

Construction loans to builders of 1-to-4 family residences require the monthly payment of interest and typically have terms of up to 12 months, with the maximum possible term being 24 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry interest rates which adjust primarily with changes in the Bank's prime interest rate. Loan commitment and origination fees are usually charged. At December 31, 1998, the Bank had $29.6 million of construction loans to builders of 1-to-4 family residences.

The Bank also makes loans to developers for the purpose of acquiring unimproved land and developing such land into improved sublots for residential development. The Bank only makes such residential land acquisition and development loans if the Bank has received assurances from local planning commissions that the land will be considered developable and zoned residential. These loans typically have terms from one to three years (with the maximum term being five years) and primarily carry interest rates which adjust to maintain a specified spread over the prime rate and, to a lesser extent, adjust (subject, in some cases, to interest rate caps) at one, two or three-year intervals to specified spreads over the related U.S. Treasury Constant Maturities Index. Loan commitment and origination fees, in the form of points, are usually charged. These loans generally provide for the payment of loan fees from loan proceeds. The principal is typically paid down as improved lots are sold. At December 31, 1998, The Bank had $88.2 million of residential development loans.

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

At December 31, 1998, the Bank had five construction and development loan borrowers having aggregate loans in an amount greater than $8.0 million (15% of then tangible capital) which totaled $52.5 million. All construction and development loans were in compliance with applicable lending limits. The Office of Thrift Supervision (OTS) made special loans-to-one-borrower lending authorities available to the Bank on January 2, 1990 which permit the Bank to lend up to 30% of tangible capital to one borrower for the development of residential housing. The special loans-to-one-borrower lending authority granted to the Bank is renewable annually and was most recently renewed in October 1998. For a discussion of the regulatory requirements incident to the Bank's usage of the special lending authorities, see "REGULATION - Federal Regulation - Loans to One Borrower and Aggregate Loan Limits". The Bank expects the 15% limit on loans to one borrower to represent no significant impediment to its lending function as its tangible capital continues to grow.

As of December 31, 1998, the Bank had seventeen borrowers having aggregate loans for residential acquisition, development and construction purposes exceeding $1 million. No such loans were nonperforming as of that date.

Construction loans involve greater underwriting and default risks than loans secured by mortgages on existing properties. These loans can involve large loan balances concentrated in a single borrower or a group of borrowers in the same industry. Loan funds are advanced upon the security of the project under construction, which is more difficult to value prior to the completion of construction. Should a default occur which results in foreclosure, the Bank could be adversely affected in that it would have to take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project.

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

The Bank offers automobile loans, home equity lines of credit, home improvement, and other secured and unsecured personal loans. These loans generally have fixed interest rates and terms of five years or less, with the exception of home equity lines of credit and home improvement loans. Home equity lines of credit have adjustable rates based on the Bank's prime interest rate and typically have terms of ten years. Home improvement loans have fixed interest rates and have terms no longer than fifteen years. These rates are generally higher than the rates offered on mortgage loans. The Bank also offers VISA(R) and MasterCard(R) credit cards to its customers as an agent for an Ohio-based commercial bank. During 1998, the Bank originated approximately $16.7 million of consumer loans and approximately $18.7 million in 1997. The Emerald Home Equity Line of Credit (Emerald Line), introduced in December 1996 accounted for $13.5 million at December 31, 1998.

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

------------------------------------------------------------------------------------------------------------------------------------
Table I                                                                   December 31,
                              ------------------------------------------------------------------------------------------------------
                                   1998                 1997                  1996                1995                 1994
                                   ----                 ----                  ----                ----                 ----
                               Amount      %        Amount      %         Amount     %        Amount      %        Amount      %
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars In Thousands)
Real estate mortgage loans
 Permanent first mortgage
  One-to-four family
   Held for portfolio         $358,765    67.43%   $319,796    68.15%   $301,284    70.75%   $220,490    65.55%   $194,629    69.06%
   Held for sale                 5,997     1.13%      7,916     1.69%        806     0.19%      5,396     1.60%         --     0.00%
  Multi-family                     506     0.10%        924     0.20%      1,049     0.25%      1,183     0.35%      1,294     0.46%
  Commercial real estate        51,845     9.74%     52,499    11.19%     46,883    11.01%     42,098    12.52%     38,109    13.52%
  Land                             621     0.12%        553     0.12%        195     0.04%        358     0.11%        427     0.15%
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                    417,734    78.52%    381,688    81.35%    350,217    82.24%    269,525    80.13%    234,459    83.19%

 Construction first mortgage
  Residential acquisition
   & development                88,206    16.57%     56,217    11.98%     54,670    12.84%     48,538    14.43%     29,107    10.33%
  One-to-four family            41,485     7.80%     37,413     7.97%     37,049     8.70%     26,960     8.02%     29,818    10.58%
  Multi-family                     375     0.07%      1,050     0.22%        240     0.05%      2,660     0.79%      1,400     0.50%
  Commercial real estate         8,816     1.66%      6,879     1.47%      2,376     0.56%      4,233     1.26%      3,163     1.12%
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                    138,882    26.10%    101,559    21.64%     94,335    22.15%     82,391    24.50%     63,488    22.53%
------------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans           556,616   104.62%    483,247   102.99%    444,552   104.39%    351,916   104.63%    297,947   105.72%

Other loans
 Commercial                      6,656     1.25%      5,736     1.22%      4,250     1.00%      3,955     1.18%      1,584     0.56%
 Consumer                       18,297     3.43%     15,460     3.29%      9,117     2.14%      8,895     2.64%      7,390     2.62%
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                     24,953     4.68%     21,196     4.51%     13,367     3.14%     12,850     3.82%      8,974     3.18%
------------------------------------------------------------------------------------------------------------------------------------
Total loans                    581,569   109.30%    504,443   107.50%    457,919   107.53%    364,766   108.45%    306,921   108.90%

Less
 Undisbursed loans
  in process                    43,547     8.19%     30,015     6.40%     26,676     6.27%     23,639     7.03%     20,134     7.14%
 Allowance for loan losses       1,778     0.33%      1,625     0.35%      1,423     0.33%      1,168     0.35%        948     0.34%
 Deferred yield adjustment       4,174     0.78%      3,523     0.75%      3,965     0.93%      3,608     1.07%      3,996     1.42%
------------------------------------------------------------------------------------------------------------------------------------
   Subtotal                     49,499     9.30%     35,163     7.50%     32,064     7.53%     28,415     8.45%     25,078     8.90%
------------------------------------------------------------------------------------------------------------------------------------

Total loans receivable, net   $532,070   100.00%   $469,280   100.00%   $425,855   100.00%   $336,351   100.00%   $281,843   100.00%
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

Table II sets forth the amount of the Bank's real estate loan portfolio having fixed rates and the amount having adjustable rates. These loans are presented before any deductions for loans-in-process, allowance for loan losses and deferred yield items.

------------------------------------------------------------------------------------------------------------------------------------
Table II                                                             December 31,
                          ----------------------------------------------------------------------------------------------------------
                               1998                 1997                 1996                 1995                 1994
                           Amount       %       Amount       %       Amount       %       Amount       %       Amount       %
------------------------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
Adjustable rate loans
 One-to-four family       $ 96,118    17.26%   $103,686    21.46%   $ 87,794    19.75%   $ 72,644    20.64%   $ 60,754    20.39%
 Multi-family                  881     0.16%      1,974     0.41%      1,289     0.29%      3,843     1.09%      2,694     0.91%
 Commercial real estate     59,158    10.63%     55,143    11.40%     44,261     9.96%     41,123    11.69%     37,482    12.58%
 Land & development         88,707    15.94%     56,621    11.72%     54,865    12.34%     48,896    13.90%     29,534     9.91%
------------------------------------------------------------------------------------------------------------------------------------
 Total                     244,864    43.99%    217,424    44.99%    188,209    42.34%    166,506    47.32%    130,464    43.79%

Fixed rate loans
 One-to-four family
  Held for portfolio       304,132    54.64%    253,523    52.46%    250,539    56.36%    174,806    49.67%    163,693    54.94%
  Held for sale              5,997     1.08%      7,916     1.64%        806     0.18%      5,396     1.53%         --     0.00%
 Multi-family                   --     0.00%         --     0.00%         --     0.00%         --     0.00%         --     0.00%
 Commercial real estate      1,503     0.27%      4,235     0.88%      4,998     1.12%      5,208     1.48%      3,790     1.27%
 Land & development            120     0.02%        149     0.03%         --     0.00%         --     0.00%         --     0.00%
------------------------------------------------------------------------------------------------------------------------------------
 Total                     311,752    56.01%    265,823    55.01%    256,343    57.66%    185,410    52.68%    167,483    56.21%
------------------------------------------------------------------------------------------------------------------------------------

Total mortgage loans      $556,616   100.00%   $483,247   100.00%   $444,552   100.00%   $351,916   100.00%   $297,947   100.00%
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

Table III shows the contractual maturities of the Bank's loan portfolio at December 31, 1998. The table does not include prepayments and scheduled principal repayments.

-------------------------------------------------------------------------------------------
Table III
                   Outstanding 1 Year or  1 to 3    3 to 5    5 to 10   10 to 15   After 15
                     12/31/98     Less     Years     Years     Years      Years      Years
                     --------   -------   -------   -------   -------   --------   --------
-------------------------------------------------------------------------------------------
                                                (In Thousands)
Permanent Loans:
 Residential         $364,762   $    12   $   319   $ 7,256   $41,661   $127,986   $187,528
 Commercial            52,351       629       516     1,452    18,829     18,181     12,744
Construction           50,676    22,992     6,705     1,623       695      5,183     13,478
Land & development     88,827    13,628    74,600       427        41        131         --
Other                  24,953     5,280     1,778     1,774    15,526        595         --
-------------------------------------------------------------------------------------------
 Total               $581,569   $42,541   $83,918   $12,532   $76,752   $152,076   $213,750
===========================================================================================

-------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------
Table IV
                          Outstanding  1 Year    1 to 3    3 to 5    5 to 10   10 to 15   After 15
                            12/31/98   or Less    Years     Years     Years     Years      Years
--------------------------------------------------------------------------------------------------
                                                       (In Thousands)
Fixed interest rates        $316,887   $ 1,333   $ 1,020   $ 8,210   $41,776   $126,320   $138,228
Adjustable interest rates    264,682    41,208    82,898     4,322    34,976     25,756     75,522
--------------------------------------------------------------------------------------------------
  Total                     $581,569   $42,541   $83,918   $12,532   $76,752   $152,076   $213,750
==================================================================================================

--------------------------------------------------------------------------------------------------

Purchase and Sale of Loans. Management believes that purchases of loans and loan participations can be desirable and evaluates potential purchases as opportunities arise and the Bank's needs dictate. Such purchases can enable the Bank to take advantage of favorable lending opportunities, diversify its portfolio and limit origination expenses. For loan purchases, the Bank uses the same criteria for investment as if it had originated the loans using its own underwriting standards. At December 31, 1998 approximately $0.7 million of the Bank's residential loan portfolio and $6.2 million of the Bank's multi-family and non-residential real estate loan portfolios were serviced by other institutions.

When loans or loan participations are sold by the Bank, The Bank retains the responsibility for servicing the loans. The Bank receives a fee for servicing these loans. The amount of mortgage loans the Bank serviced for others amounted to approximately $265.7 million at December 31, 1998.

Table V shows total loan origination, purchase, sale and repayment for the periods indicated:

-------------------------------------------------------------------------------------
Table V                                       Year Ended December 31,
                                              -----------------------
                                   1998       1997       1996       1995       1994
-------------------------------------------------------------------------------------
                                                     (In Thousands)
Conventional mortgage loans:
  Loan originations (1):
     One-to-four family          $190,480   $104,097   $154,482   $ 85,892   $ 63,085
     Construction                  54,705     55,682     50,468     43,661     50,151
     Commercial & multi-family      9,683      4,694      7,508      5,182      2,519
     Land & development            75,307     43,654     41,001     43,250     30,693
-------------------------------------------------------------------------------------
          Total                   330,175    208,127    253,459    177,985    146,448
     Consumer loans                16,687     18,667      4,003      4,528      4,970
     Commercial loans               3,281      3,513      3,212      4,348        770
-------------------------------------------------------------------------------------
          Total                   350,143    230,307    260,674    186,861    152,188

Loans and participations
     Purchased                        926      4,922      2,250        700         --
     Sold                          94,869     55,690     54,692     43,374     21,677
Loan repayments & refinances      177,155    140,125    110,693     86,342     86,954
-------------------------------------------------------------------------------------
          Net loan activity      $ 79,045   $ 39,414   $ 97,539   $ 57,845   $ 43,557
=====================================================================================
(1) Loans originated include undisbursed portions of loans-in-process and unearned discounts.
-------------------------------------------------------------------------------------

Changes in Lending Activities. Loan originations in 1998 were impressive at $350.1 million, an increase of $119.8 million from 1997 originations of $230.3 million. Mortgage refinances were

$113.2 million in 1998, $47.9 million in 1997 and $63.3 million in 1996. Loan originations (excluding mortgage refinancing) were $236.9 million in 1998, $182.4 million in 1997 and $197.4 million in 1996.

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

When an advanced stage of delinquency approaches (generally 90 days past due) and if repayment cannot be expected within a reasonable amount of time or a repayment agreement has not been entered into, the Bank will contact an attorney to request that the required 30-day prior notice of foreclosure proceedings be prepared and delivered to the borrower so that, if necessary, foreclosure proceedings may be initiated shortly after the loan is 90 days delinquent. This procedure has historically aided in achieving a low level of nonperforming loans and, as of December 31, 1998 only $2,000,000 or 0.38% of the Bank's total loan portfolio was nonperforming. As of December 31, 1998 the Bank's level of nonperforming assets to total assets was 0.35%.

On December 31, 1998 the Bank held no real estate properties acquired as a result of foreclosure, voluntary deed, or other means. When the Bank has such real estate, it is classified as "real estate owned" (REO) until it is sold. When property is so acquired, it is recorded at the lower of cost (the unpaid principal balance at the date of acquisition plus foreclosure and other related costs) or fair value less estimated selling costs. For collateral-dependent loans, the fair value is determined by obtaining an appraisal from an independent fee appraiser. For loans which are not collateral dependent, the fair value is determined based on the present value of expected cash flows. Any reduction to record the property at its fair value is charged to expense. Generally, unless the property is 1-to-4 family and well collateralized, interest accrual ceases after 90 days of delinquency, but not later than the date of acquisition. Costs incurred to maintain REO property are charged to expense. The Bank has not had to foreclose on an acquisition and development loan in the last 5 years.

On December 31, 1998 the Bank held three investments in auto loan backed securities totaling $344,000 which were classified as non-accruing. The issuer has experienced difficulty with a subservicer in meeting certain terms of their aggreement relating to reserve requirements.

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

Not categorized as nonperforming loans are certain potential problem loans that management believes are adequately secured and for which no material loss is expected, but as to which certain circumstances may cause the borrowers to be unable to comply with the present loan repayment terms at some future date. At December 31, 1998 there were approximately $0.5 million of such potential problem loans.

Table VI below sets forth information regarding delinquent loans and other non-performing assets. It is the Bank's policy that past-due conventional loans be reviewed monthly to determine whether any due but uncollected portion thereof should be classified as uncollectible.

--------------------------------------------------------------------
Table VI

                              NON-PERFORMING ASSETS

                                           1998      1997      1996
--------------------------------------------------------------------
                                            (Dollars In thousands)
Non-accruing loans
   1-4 family - permanent                 $  777    $  156    $  599
   1-4 family - construction                 654       692        --
   Multi-family and Commercial
       real estate                            --        --        --
   Land and development                      181       181        --
   Commercial non-real estate                120       370        --
   Consumer and other                          7        29         5
--------------------------------------------------------------------
Total                                      1,739     1,428       604

Loans delinquent 90 days or more
   and still accruing
   1-4 family - permanent                    210       716       683
   1-4 family - construction                  --        --       412
   Multi-family and Commercial
       real estate                            51        --        --
   Land and development                       --        --        --
   Commercial non-real estate                 --        --        --
   Consumer and other                         --        --        --
--------------------------------------------------------------------
Total                                        261       716     1,095

Total non-performing loans                 2,000     2,144     1,699

Investments                                  344       486        --
Real estate owned                             --       683        --
--------------------------------------------------------------------

Total non-performing assets               $2,344    $3,313    $1,699
====================================================================

Allowances for loan losses                $1,778    $1,625    $1,423
====================================================================

Non-performing loans to total loans-net     0.38%     0.46%     0.40%
Non-performing assets to total assets       0.35%     0.55%     0.30%
Allowance for loan losses to ending
   loan balance (before allowance)          0.33%     0.35%     0.33%
Allowance for loan losses to
   non-performing loans                    88.87%    75.80%    83.76%
--------------------------------------------------------------------

      Interest income that would have been recorded under the original terms of all nonaccrual loans during each period and the interest income actually recognized for each period are summarized below:

                                                         Years Ended December 31
                                                         ----------------------
                                                         1998     1997     1996
                                                         ----     ----     ----
                                                           (In Thousands)
Interest income that would have been recorded            $202     $119     $101
Interest income recognized                                 23      112        9

Interest income foregone                                 $179     $  7     $ 92
================================================================================

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

Although management believes that it uses the best information available to make such determinations and that the allowance for loan losses was adequate at December 31, 1998, future adjustments to reserves may be necessary, and net income could be affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. A downturn in the Northeastern Ohio real estate market could result in the Bank experiencing increased levels of nonperforming assets and charge-offs, increased provisions for loan losses and reductions in income. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgment of information available to them at the time of their examination.

Substantially all the delinquent loans are well collateralized residential real estate loans. Accruing loans delinquent 90 days or more included two residential mortgage loans totaling $210,000 and one commercial loan totaling $51,000 at December 31, 1998. The appraised values of the residences and the commercial real estate securing these loans was deemed sufficient to cover the outstanding debt and accrued interest. The Bank's collection procedures generally begin within 30 days of delinquency and, combined with the Bank's underwriting standards, have minimized delinquencies in the loan portfolio.

Table VII presents the allocation of the allowances for loan losses by the Bank to the related outstanding loan balances at each of the dates indicated.

----------------------------------------------------------------------------------------------------------------
Table VII                                                     December 31,
                                                              ------------
                              1998              1997              1996              1995              1994
                              ----              ----              ----              ----              ----
                          Amount      %     Amount      %     Amount      %     Amount      %     Amount    %
----------------------------------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Real estate loans         $1,488    83.69   $1,165    71.69   $1,264    88.83   $1,000    85.62   $818    86.29
Consumer and commercial
 loans (non-mortgage)        290    16.31      460    28.31      159    11.17      168    14.38    130    13.71
----------------------------------------------------------------------------------------------------------------
Total                     $1,778   100.00   $1,625   100.00   $1,423   100.00   $1,168   100.00   $948   100.00
================================================================================================================

----------------------------------------------------------------------------------------------------------------

Table VIII presents information concerning activity in the Bank's allowance for loan losses during the periods indicated.

-----------------------------------------------------------------------------------------
Table VIII                                         Year Ended December 31,
                                                   -----------------------
                                     1998        1997        1996        1995        1994
-----------------------------------------------------------------------------------------
                                                    (Dollars in Thousands)
Allowance at beginning of period    $ 1,625     $ 1,423     $ 1,168     $   948     $ 840
Provision charged to expense            710         215         305         238        92

Charge0ffs:
  One-to-four family permanent           --           5          --          --        --
  One-to-four family construction       132          --          --          --        --
  Commercial non-real estate            378          --          10          --        --
  Consumer                               53          19          50          21        13
-----------------------------------------------------------------------------------------
     Total charge-offs                  563          24          60          21        13

Recoveries:
  One-to-four family permanent            2          --          --          --        --
  Commercial non-real estate             --          --          --          --        25
  Consumer                                4          11          10           3         4
-----------------------------------------------------------------------------------------
     Total recoveries                     6          11          10           3        29
-----------------------------------------------------------------------------------------

Net recoveries (charge-offs)           (557)        (13)        (50)        (18)       16
-----------------------------------------------------------------------------------------

Allowance at end of period          $ 1,778     $ 1,625     $ 1,423     $ 1,168     $ 948
=========================================================================================

Net charge-offs (recoveries)
  during period to average loans
  outstanding during the period        0.11%       0.00%       0.01%       0.01%    (0.01)
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

--------------------------------------------------------------------------------
Table IX                                             Year Ended December 31,
                                                     -----------------------
                                                 1998         1997         1996
--------------------------------------------------------------------------------
                                                         (In Thousands)
Short-term investments
   Interest-earning deposits                   $    62      $ 3,033      $ 4,406
--------------------------------------------------------------------------------
Investment securities
Held-to-maturity
     Corporate bonds                                --        5,816       26,829
     U.S. government and
          agency obligations                     4,350        7,750       19,301
     Other                                         344          665        1,554
--------------------------------------------------------------------------------
                                                 4,694       14,231       47,684
Available for sale
     Corporate bonds                            32,344       20,633        5,113
     U.S. government and
          agency obligations                     9,465       10,847       16,883
     Other                                       4,690          985           --
--------------------------------------------------------------------------------
                                                46,499       32,465       21,996
--------------------------------------------------------------------------------
          Total                                $51,255      $49,729      $74,086
================================================================================

--------------------------------------------------------------------------------

There were no investment securities in the Bank's portfolio which had an aggregate carrying value in excess of ten percent of the Bank's shareholders' equity as of December 31, 1998.

Table X sets forth the carrying value of the Bank's mortgage-backed securities portfolio at the dates indicated:

--------------------------------------------------------------------------------
Table X                                                Year Ended December 31,
                                                       -----------------------
                                                      1998      1997      1996
--------------------------------------------------------------------------------
                                                           (In Thousands)
Mortgage-backed securities
Held to maturity
     Federal National Mortgage Corporation           $    --   $ 7,179   $ 7,472
     Federal Home Loan Mortgage Corporation               --     6,001     7,593
     Government National Mortgage Association             --     4,883     6,109
     Other                                                --     7,762    11,362
--------------------------------------------------------------------------------
                                                          --    25,825    32,536

Available for sale
     Federal National Mortgage Corporation            13,543    13,527     5,236
     Federal Home Loan Mortgage Corporation            7,910    13,455    14,408
     Government National Mortgage Association          4,432        --        --
     Other                                            19,078       330        --
--------------------------------------------------------------------------------
                                                      44,963    27,312    19,644
--------------------------------------------------------------------------------
          Total                                      $44,963   $53,137   $52,180
================================================================================

--------------------------------------------------------------------------------

Table XI sets forth the amount of the Bank's mortgage-backed securities portfolio having fixed rates and the amount having adjustable rates at the dates indicated:

-------------------------------------------------------------------------------------
Table XI                                         December 31,
                                                 ------------
                                 1998                1997                1996
                                 ----                ----                ----
                             Amount      %       Amount      %       Amount      %
-------------------------------------------------------------------------------------
                                             (Dollars in Thousands)
Fixed interest rates        $12,332    27.43%   $10,050    18.91%   $13,943    26.72%
Adjustable interest rates    32,631    72.57%    43,087    81.09%    38,237    73.28%
-------------------------------------------------------------------------------------

Total                       $44,963   100.00%   $53,137   100.00%   $52,180    100.0%
=====================================================================================

-------------------------------------------------------------------------------------

The following table reflects the contractual maturities and repricing of the Bank's mortgage-backed securities and investment portfolios at the dates indicated. Expected maturities of the mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------------------------------------
Table XII                                                                                    Weighted Average
                                                                                             Remaining Term in
                                                                                             months
                                                                                             -----------------
                          Outstanding            2000-    2002-    2004-    2009 and         To          To
                            12/31/98     1999    2001     2003     2008     Thereafter    Repricing   Maturity
--------------------------------------------------------------------------------------------------------------
                                                          (In Thousands)
Mortgage-backed securities   $44,963   $   837   $   --   $  873   $1,958      $41,295       70          289
Interest earning deposits         62        62       --       --       --           --        1            1
Corporate bonds               32,344    11,697    4,696       --       --       15,951       57          178
U.S. Government and agency        --
     obligations              13,815     7,828       --    5,987       --           --       42           43
Other                          5,034     4,101       --       --       --          933        5           29
--------------------------------------------------------------------------------------------------------------
     Total                   $96,218   $24,525   $4,696   $6,860   $1,958      $58,179      $44         $154
==============================================================================================================

--------------------------------------------------------------------------------------------------------------

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

------------------------------------------------------------------------------------------------------------------------------------
Table XIII
                                                                         December 31,
                          ----------------------------------------------------------------------------------------------------------
                          Weighted          1998               Weighted          1997               Weighted          1996
  Type of account and     Avg Cost          ----               Avg Cost          ----               Avg Cost          ----
     Interest rate        12/31/98     Amount         %        12/31/97     Amount          %       12/31/96     Amount          %
------------------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Passbook accounts           2.78%     $ 59,894      10.71%       2.93%     $ 51,629       9.91%       2.90%     $ 46,034       9.33%
NOW accounts                1.76%       37,610       6.73%       2.02%       33,229       6.38%       2.02%       29,661       6.01%
Commercial accounts         0.00%       17,749       3.17%       0.00%       12,992       2.50%       0.00%       11,535       2.34%
Checking-noninterest        0.00%        1,832       0.33%       0.00%          747       0.14%       0.00%           --       0.00%
Money market accounts       2.27%       14,222       2.54%       2.53%       15,506       2.98%       2.53%       17,882       3.62%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal               2.02%      131,307      23.48%       2.29%      114,103      21.91%       2.27%      105,112      21.30%

Certificates of deposit
  4.50% and less            4.19%       27,868       4.98%       4.01%       26,391       5.07%       2.54%        1,849       0.37%
  4.51% to 5.50%            5.32%      131,876      23.58%       5.38%       52,424      10.07%       5.34%      116,857      23.68%
  5.51% to 6.50%            5.97%      210,366      37.62%       6.04%      264,388      50.78%       6.03%      187,013      37.90%
  6.51% to 7.50%            7.36%       50,506       9.03%       7.36%       55,516      10.66%       7.32%       73,823      14.96%
  7.51% and greater         8.96%        7,312       1.31%       8.92%        7,868       1.51%       8.85%        8,817       1.79%
------------------------------------------------------------------------------------------------------------------------------------
     Subtotal               5.87%      427,928      76.52%       6.06%      406,587      78.09%       6.11%      388,359      78.70%
------------------------------------------------------------------------------------------------------------------------------------
          Total             4.96%     $559,235     100.00%       5.23%     $520,690     100.00%       5.29%     $493,471     100.00%
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

The following table presents, by various interest rate categories, certain information concerning maturities of the Bank's certificates of deposit as of December 31, 1998.

---------------------------------------------------------------------------------------
Table XIV                                        Maturing in:

                           Balances at                One to      Two to    After three
                            12/31/98     One Year   two years  three years     years
---------------------------------------------------------------------------------------
                                                (In Thousands)
Certificates of deposit
  4.50% and less            $ 27,868     $ 27,859     $    --     $    --     $     9
  4.51% to 5.50%             131,876       98,025      28,025       4,548       1,278
  5.51% to 6.50%             210,366      149,685      30,539      13,271      16,871
  6.51% to 7.50%              50,506       16,951       8,867       2,912      21,776
  7.51% and higher             7,312        4,670       1,628         707         307
---------------------------------------------------------------------------------------
     Total                  $427,928     $297,190     $69,059     $21,438     $40,241
=======================================================================================

---------------------------------------------------------------------------------------

The following table sets forth the amount of the Bank's certificates of deposit that are $100,000 or greater by time remaining until maturity as of December 31, 1998.

Maturity Period
(In Thousands)

Three months or less                          $ 21,025
Over three through six months                   13,515
Over six through twelve months                  28,583
Over twelve months                              23,024
--------------------------------------------------------------------------------

  Total                                       $ 86,147
================================================================================

Checking Account Services. The Bank offers commercial and NOW accounts and interest-bearing money market accounts in order to attract funds. At December 31, 1998, the Bank's commercial checking accounts totaled $17.7 million; NOW accounts totaled $37.6 million, non-interest bearing checking accounts totaled $1.8 million and money market accounts totaled $14.2 million.

Borrowings. Deposits, payments of loan principal and interest, and proceeds from the sale of loans are the primary source of funds for a thrift's lending activities and other general business purposes. The Bank can also obtain funds through loans (advances) from the FHLB of Cincinnati. Advances from the FHLB may be on a secured or unsecured basis depending upon a number of factors, including the purpose for which the funds are being borrowed and existing advances outstanding. See "REGULATION - Federal Regulation Federal Home Loan Banks." At December 31, 1998, the Bank had $48.2 million in advances outstanding from FHLB of Cincinnati.

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

Personnel

As of December 31, 1998 the Bank employed 131 full time-equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and management considers its relations with employees to be satisfactory.

Incentive Compensation

For each of the 1998 and 1997 fiscal years, the Board established an incentive program for mortgage loan officers. The incentive lending program provided financial remuneration to loan officers for generating mortgage and other loan originations. The Board also established an incentive program for 1998 which includes Office managers as well as mortgage loan officers. Mr. Perciak does not participate in the incentive programs above.

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

Under the QTL Test that existed prior to amendment of HOLA Section 10(m) on September 30, 1996 and that continues to be effective, 65% of an institution's portfolio assets must consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. This QTL Test remains effective after September 30, 1996, but it is no longer the exclusive QTL Test. Assets that qualify without limit for inclusion as part of the 65% requirement include loans made to purchase, refinance, construct, improve or repair residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); shares of stock in a Federal Home Loan Bank; and loans for educational purposes, loans to small businesses and loans made through credit cards or credit card accounts. Other assets also qualify for purposes of the QTL Test, subject to limitations. At December 31, 1998, the qualified thrift investments of Strongsville Savings were approximately 83.74% of its portfolio assets.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act impose restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer or to a holder of more than 10% of a savings institution's stock, as well as loans to certain affiliated interests, may not (together with all other outstanding loans to such person and affiliated interests) exceed the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, Strongsville Savings was in compliance with these restrictions.

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

All savings institutions must have core capital of at least 3.00% of adjusted total assets. The Bank's core capital equals shareholders' equity adjusted for net unrealized gains and losses on securities available for sale less goodwill. Strongsville Saving's core capital ratio was 8.02% at December 31, 1998.

Savings institutions have a statutory requirement to maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, the Bank's tangible capital is equal to its core capital. At December 31, 1998, Strongsville Savings' tangible capital ratio was 8.02%.

The risk-based capital standard adopted by the OTS currently requires savings institutions to maintain a minimum ratio of total capital (core capital plus supplementary capital) to risk-weighted assets of 8.00%. At the end of 1998, the Bank's supplementary capital consisted of general valuation allowances. Supplementary capital may be used to satisfy the risk-based capital requirement only up to an amount equal to core capital. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a specific risk weight based on the risks which the OTS deems are inherent in each type of asset. Strongsville Savings' risk-based capital ratio was 12.60% at December 31, 1998.

The federal banking agencies recently adopted a revision to their uniform financial institution rating system (UFIRS) for the purpose of incorporating a risk sensitivity component. UFIRS is a supervisory rating system used by the OTS and other banking agencies to evaluate the soundness of depository institutions on a uniform basis. The federal banking agencies have implemented the UFIRS through a so-called "CAMELS" rating system, which is applied in connection with routine bank and thrift examinations. CAMELS is an acronym that stands for Capital Adequacy, Asset Quality, Management, Earnings and Liquidity, and Sensitivity to Market Risk. Routine bank and thrift examinations are undertaken in order to analyze each of these factors for each institution examined, and the institution is assigned component scores for each factor and an aggregate score, or rating, based on analysis of all of such factors.

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

See Note 12 of the "Notes to Consolidated Financial Statements" for a discussion of the Bank's capital calculation and its compliance with various minimum regulatory capital requirements at December 31, 1998.

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

At December 31, 1998, Strongsville Savings' Tier 1 risk-based capital ratio was 12.19% and, as previously discussed, its risk-based and core capital ratios were 12.60% and 8.02%, respectively. As a result, Strongsville Savings was deemed to be a "well capitalized" institution for purposes of the above regulations at the end of 1998 and as such was not subject to the foregoing restrictions.

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

Federal Home Loan Bank System. The Federal Home Loan Banks, currently twelve in number, are under the regulatory oversight of the Federal Housing Financing Board. Each Federal Home Loan Bank ("FHLB") provides credit to members in the form of advances. Strongsville Savings is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount at least equal to 1% of the aggregate outstanding principal amount of Strongsville Saving's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year. Strongsville Savings is in compliance with this requirement with an investment in FHLB of Cincinnati stock of $3.8 million at December 31, 1998.

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

Strongsville Savings is required by Ohio law and regulations to comply with certain reserve and net worth requirements. Currently, Ohio-chartered savings institutions are required to establish and maintain a reserve for the absorption of bad debts and other losses in an amount at least equal to 3% of the institution's savings account balance. For purposes of complying with this reserve requirement, such savings institutions are able to include the amount of any permanent stock issued and outstanding, contributed surplus, undivided profits, specific loss or valuation reserves and any other nonwithdrawable accounts. In addition, Ohio-chartered savings institutions that are rated a "composite one" (the highest rating under the UFIRS system, discussed above) are required to establish and maintain a ratio of net worth to total assets of not less than 3%. All other Ohio-chartered savings institutions are required to have a ratio of net worth to total assets of not less than 4%. Net worth consists of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus), minority interests in the equity capital accounts of consolidated subsidiaries and subordinated debentures (in varying amounts and percentages). At December 31, 1998, Strongsville Savings was in compliance with applicable reserve and net worth requirements.

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

The investment authority of Ohio-chartered savings institutions is broader in many respects than that of federally chartered savings institutions. However, since the enactment of FIRREA, state-chartered savings institutions, such as Strongsville Savings, are generally prohibited from acquiring or retaining any equity investment, other than certain investments in service corporations, of a type or in an amount that is not permitted for a federally chartered savings and loan association. This prohibition applies to equity investments in real estate, investments in equity securities and any other investment or transaction that is in substance an equity investment, even if the transaction is nominally a loan or other permissible transaction. At December 31, 1998, Strongsville Savings had no investments subject to the foregoing prohibition.

Furthermore, a state-chartered savings institution may not engage as principal in any activity not permitted for federal institutions unless the FDIC has determined that such activity would pose no significant risk to the affected deposit insurance fund and the institution is in compliance with the capital standards prescribed under FIRREA. When certain activities are permissible for a federal institution, the state institution may engage in the activity in a higher amount if the FDIC has not determined that such activity would pose a significant risk of loss to the affected deposit insurance fund and the association meets its capital requirements. This increased investment authority does not apply to investments in nonresidential real estate loans. At December 31, 1998, Strongsville Savings had no investments that were affected by the foregoing limitations.

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

The Bank's tax bad-debt deduction prior to 1996 was determined under Section 593 of the Internal Revenue Code, and was the greater of the amounts using the percentage-of-taxable income accounting method or the specific charge-off accounting method. During 1996, legislation was passed that repealed Section 593 of the Internal Revenue Code, thereby eliminating the percentage-of-taxable income accounting method after 1995. The excess reserves between 1988 and 1995 are required to be recaptured into taxable income over a six year period beginning in 1996. This recapture was delayed for a two year period because the Bank met certain residential loan requirements. The amounts to be recaptured have been accrued for under SFAS No. 109, Accounting for Income Taxes. The recapture amount of $3.3 million will result in tax payments of approximately $1.1 million. The pre-1988 reserve provisions are subject to recapture requirements only in the case of certain excess distributions to, and redemptions of shareholders or if the Bank no longer qualifies as a "bank." Tax bad debt deductions accumulated prior to 1988 by the Bank are approximately $2.4 million. No deferred income taxes have been provided on these bad debt deductions and no recapture of these amounts is anticipated.

Audits of tax returns have been completed by the Internal Revenue Service with respect to tax returns through 1993 for the Bank.

See Note 1 and Note 8 of the "Notes to Consolidated Financial Statements" for further information concerning the financial statement reporting of federal income taxes of the Bank.

State Taxation. Strongsville Savings is subject to the Ohio franchise tax on financial institutions of 1.4% of its net worth plus certain reserve amounts. Total net worth for this purpose is reduced by certain exempt assets.

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

                                                                Lease
       Location                        Owned/Leased         Expiration Date
       --------                        ------------         ---------------

       Strongsville Main Office          Owned
       14092 Pearl Road
       Strongsville, Ohio 44136

       Branches

       Hinckley Office                   Owned
       1585 Center Road
       Hinckley, Ohio 44233

       Berea Plaza Office                Leased                 2000
       404 West Bagley Road
       Berea, Ohio 44017

       Avon Office                       Leased                 2005
       36839 Detroit Road
       Avon, Ohio 44011

       Avon Lake Office                  Leased                 2004
       409 Lear Road
       Avon Lake, Ohio 44012

       Medina Township Office            Leased                 2004
       3455 Medina Road
       Medina Township, Ohio 44256

       North Royalton Office             Leased                 1999
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
       1136 Pearl Road
       Brunswick, Ohio 44212

       Columbia Station                  Owned
       26700 Royalton Road
       Columbia Station, Ohio 44020

The Bank owns and operates twelve ATMs at various Community Financial Centers and is a member of the following ATM networks: MAC (formerly Green Machine in Ohio), Money Station and Plus System, all of which are ATM networks with members nationwide.

At December 31, 1998, the net book value of the Bank's investment in premises and equipment totaled $4.9 million.

Item 3. Legal Proceedings

The Bank and its subsidiary are involved as plaintiff or defendant in various legal proceedings incident to their business. In the opinion of management, these proceedings are not, either individually or in the aggregate, material to the Bank and its subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters subject to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The capital stock of Emerald Financial Corp. began trading under the symbol "EMLD" on the National Association of Securities Dealers Automated Quotation System (NASDAQ) National Market System on March 7, 1997. Prior to March 7, 1997, the Company's stock was traded under the symbol "SSBK" on the NASDAQ small cap market. As of February 28, 1999, there were approximately 503 holders of the Company's capital stock. Emerald offers a Dividend Reinvestment Program (the
DRIP) to shareholders of record, although the DRIP has been suspended as of February 27, 1999 in light of Emerald's pending merger with and into Fifth Third Bancorp.

The following table sets forth the high and low prices of the Company's capital stock and cash dividends per share for the periods shown.

                                                            Dividends Paid
Year             Period            High             Low       Per Share
--------------------------------------------------------------------------------
1996     First Quarter           $ 5.00          $ 4.63          2.7(cent)
         Second Quarter            5.44            4.88          3.0
         Third Quarter             5.63            5.13          3.0
         Fourth Quarter            5.63            5.25          3.0
1997     First Quarter             6.13            5.31          3.0
         Second Quarter            7.50            5.69          3.0
         Third Quarter             8.13            6.63          3.0
         Fourth Quarter           11.06            7.88          3.0
1998     First Quarter            12.38           10.25          3.5
         Second Quarter           16.25           10.63          3.5
         Third Quarter            14.00           10.00          8.5
         Fourth Quarter           11.88             9.75         4.0

Information contained in Note 16 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation Capital Distribution Regulation" provides additional information concerning restrictions on the payment of dividends.

Item 6. Selected Financial Data

                                        FIVE-YEAR SUMMARY

                                              At and For the Year Ended December 31,
                                          1998       1997       1996       1995       1994
--------------------------------------------------------------------------------------------
                                           (Dollars in Thousands, Except Per Share Data)
Summary of Operations

For the year
  Net interest income after provision
      for loan losses                   $ 16,653   $ 16,490   $ 15,059   $ 13,830   $ 12,917
  Non interest income                      4,368      2,306      2,435      2,052      1,194
  Income before cumulative effect of
      change in accounting principle       7,639      6,141      3,548      4,717      4,410
  Cumulative effect of change in
      accounting principle                   117         --         --         --         --
--------------------------------------------------------------------------------------------
  Net income                            $  7,756   $  6,141   $  3,548   $  4,717   $  4,410
============================================================================================

Per common share
  Basic earnings per share
  Income before cumulative effect of
      change in accounting principle    $   0.75   $   0.61   $   0.35   $   0.47   $   0.44
  Cumulative effect of change in
      accounting principle                  0.01         --         --         --         --
--------------------------------------------------------------------------------------------
  Net income                            $   0.76   $   0.61   $   0.35   $   0.47   $   0.44
============================================================================================

  Diluted earnings per share
  Income before cumulative effect of
      change in accounting principle    $   0.71   $   0.59   $   0.35   $   0.47   $   0.44
  Cumulative effect of change in
      accounting principle                  0.01         --         --         --         --
--------------------------------------------------------------------------------------------
  Net income                            $   0.72   $   0.59   $   0.35   $   0.47   $   0.44
============================================================================================

Summary of Financial Condition

Total assets                            $668,459   $603,965   $567,490   $492,097   $419,258
Investment securities                     51,193     46,696     69,680     75,949     79,700
Mortgage-backed securities                44,963     53,137     52,180     52,005     37,274
Total gross loans                        581,569    504,443    457,919    364,766    306,921
Loans-net                                532,070    469,280    425,855    336,351    281,843
Goodwill                                     552        663        786        920      1,062
Deposits                                 559,235    520,690    493,471    432,563    363,050
Advances from Federal Home Loan Bank      48,232     28,138     25,234     13,333     15,583
Shareholders' equity                      54,784     48,515     43,158     41,091     37,153
--------------------------------------------------------------------------------------------

                                FIVE-YEAR SUMMARY

                                                              At and For the Year Ended December 31,
                                                  1998           1997           1996           1995           1994
---------------------------------------------------------------------------------------------------------------------
                                                           (Dollars in Thousands, Except Per Share Data)
Per Share Information(6)

Dividends paid                                $      0.20    $      0.12    $      0.12    $      0.10    $      0.08
Book value                                           5.33           4.78           4.27           4.06           3.67
Tangible book value(1)                               5.29           4.70           4.19           3.97           3.57

Other Statistical and Operating Data

Return on average assets(ROAA)                       1.24%          1.03%          0.68%          1.03%          1.18%
ROAA before effect of one-time
     SAIF assessment                                 1.24%          1.03%          0.99%          1.03%          1.18%
Return on average equity (ROAE)                     14.83%         13.45%          8.38%         12.07%         12.47%
ROAE before effect of one-time
     SAIF assessment                                14.83%         13.45%         12.25%         12.07%         12.47%
Net yield on average interest-
     earning assets(2)                               2.89%          2.87%          3.00%          3.15%          3.58%
Interest rate spread during the year(3)              2.62%          2.53%          2.62%          2.76%          3.24%
Other noninterest expense to
     average assets(4)                               1.55%          1.55%          1.79%          1.85%          1.93%
Dividend payout ratio excluding one-time
     SAIF assessment                                25.84%         19.79%         22.94%         21.46%         18.08%
Total allowance for loan losses to
     nonperforming loans                            88.87%         75.80%         83.76%         56.91%        120.11%
Allowance for loan losses to total loans             0.33%          0.35%          0.33%          0.35%          0.34%
Nonperforming loans to total loans                   0.38%          0.46%          0.40%          0.61%          0.28%
Nonperforming assets to total assets                 0.35%          0.55%          0.30%          0.42%          0.19%
Net charge-offs to average loans(5)                  0.11%          0.00%          0.01%          0.01%        -0.01%
Number of full-service offices                         14             14             14             12             10
Weighted average common
     shares outstanding                        10,263,081     10,130,312     10,123,200     10,123,200     10,123,200

Capital Ratios

Equity to assets:
   Average for the year                              8.33%          7.68%          8.06%          8.52%          9.46%
   At year end                                       8.20%          8.03%          7.61%          8.35%          8.86%
Tangible capital(1)                                  8.02%          7.74%          7.49%          8.14%          8.64%
Core capital                                         8.02%          7.74%          7.49%          8.14%          8.87%
Risk-based capital                                  12.60%         12.85%         12.93%         13.51%         14.22%
---------------------------------------------------------------------------------------------------------------------

(1) Tangible book value and tangible capital each represent shareholders' equity less goodwill and net unrealized gains (losses) on securities available for sale.
(2) Net interest income divided by average interest-earning assets.
(3) The difference between the weighted average yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(4) Goodwill amortization is excluded from the numerator in this ratio.
(5) Net charge-offs during the year to average loans outstanding during the year.
(6) All share and per-share information has been retroactively adjusted for the two-for-one stock split on May 15, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           EMERALD FINANCIAL CORP.

                     MANAGEMENTS' DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              December 31, 1998

                      Management's Discussion and Analysis

Emerald Financial Corp. (Emerald or Company), a unitary thrift holding company, became The Strongsville Savings Bank's (Strongsville Savings or Bank) holding company in a tax-free exchange of shares of the Bank for shares of Emerald on March 6, 1997. As a result, Emerald owns and operates the Bank.

Strongsville Savings takes great pride in its history of providing friendly and professional service to its customers. Our commitment to providing customers with the financial products and services they need and want has brought success to Strongsville Savings and to our customers. We help our customers achieve their financial goals by providing a variety of products. The Bank offers a traditional product line which includes NOW accounts, IRA accounts and a variety of term deposit, passbook and other deposit vehicles. Many customers have enjoyed the American dream of home-ownership with mortgage loan financing from Strongsville Savings. We offer home equity lines of credit, loans for residential construction and development, commercial property and many other purposes.

Emerald's franchise is strong with a network of 15 Community Financial Centers (Offices) throughout Southwestern Cuyahoga County, Lorain County and Medina County. Our strategy is to position our full service Offices in communities poised for growth. Our customer service approach has proved successful as evidenced by our strong growth at each Office. We expect the tradition to continue through our close attention to the marketplace, to our customers and to their financial needs.

FINANCIAL REVIEW

The Company's total assets were $668.5 million at December 31, 1998, representing an increase of $64.5 million or 10.7% over the previous year total assets of $604.0 million. The Company's 13.4% loan growth was funded by increases in deposits and by advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Emerald's deposits increased 7.4% during 1998 from $520.7 million to $559.2 million.

The composition of Emerald's assets and liabilities at year end 1998 and 1997 are displayed below.

   [The following tables were depicted as pie charts in the printed material]

                               1998 Total Assets

                     Total loans,net       Cash & investments            Other
                     ---------------       ------------------            -----
1998 Total Assets        80%                     16%                       4%


                  1998 Total Liabilities & Shareholders' Equity

                              Total deposits   Shareholders' equity   Other
                              --------------   --------------------   -----
Total Liabilities
& Shareholders' Equity            84%                8%                 8%

                               1997 Total Assets

                     Total loans,net       Cash & investments            Other
                     ---------------       ------------------            -----
1997 Total Assets        78%                     18%                       4%


                  1997 Total Liabilities & Shareholders' Equity

                              Total deposits   Shareholders' equity   Other
                              --------------   --------------------   -----
Total Liabilities
& Shareholders' Equity            86%                8%                 6%

Shareholders' equity increased $6.3 million, or 12.9% to $54.8 million during 1998 primarily through the retention of net income of $7.8 million offset by dividends of $2.0 million.

Emerald's dividend payments have increased over the past five years as noted below. The Bank paid quarterly dividends totaling 19.5(cent) per share for 1998, an increase of 62.5% over the 12.0(cent) per share paid in 1997. The Company's stock split two-for-one on May 15, 1998. All share and per-share information has been adjusted to reflect the effect of the stock split.

   [The following table was depicted as a line charts in the printed material]

                         1994    1995    1996    1997    1998
Dividends per share      0.08    0.1     0.12    0.12    0.195

                              RESULTS OF OPERATIONS

Emerald strives to produce strong, stable core earnings from operations. Core earnings consist of net interest income and recurring non-interest income, reduced by recurring non-interest expenses. The Company's revenue enhancement and cost reduction measures have contributed to the increase in core earnings over the three years ended December 31, 1998, as evidenced in the chart below. Recurring noninterest income excludes gains (losses) on sales of loans and other assets for all periods presented.

Core earnings before federal income tax for the three years ended December 31, 1998, are noted below. 1996 noninterest expense is before the effect of the one-time SAIF assessment of $2.5 million on September 30, 1996.

--------------------------------------------------------------------------------
                                                              December 31

                                                       1998      1997      1996
--------------------------------------------------------------------------------
                                                             (In Millions)
Net interest income                                    $17.4     $16.7     $15.4
Less provision for loan losses                           0.7       0.2       0.3
--------------------------------------------------------------------------------
                                                        16.7      16.5      15.1
Noninterest income (recurring)                           2.8       1.9       1.3
Noninterest expense (recurring)                          9.8       9.5       9.5
--------------------------------------------------------------------------------
Core earnings                                          $ 9.7     $ 8.9     $ 6.9
--------------------------------------------------------------------------------

NET INTEREST INCOME

Net interest income is the chief component of net income. Net interest income is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by changes in the composition of interest-earning assets and interest-bearing liabilities and fluctuations in the levels of interest rates.

Interest rates in general declined slightly throughout the three years ended December 31, 1998. Yields on interest-earning assets decreased six basis points during 1998 while costs on interest-bearing liabilities decreased fifteen basis points during the year.

INTEREST INCOME

Emerald's primary source of income is interest income from its loan portfolio and other interest-earning assets. The Company's commitment to providing residential home loans is evident by its $400.3 million portfolio of permanent and construction single-family residential mortgage loans. The Company's interest-earning assets include the residential mortgage loan portfolio, the residential acquisition and development loan portfolio, the other loan portfolios and the investment securities and mortgage-backed securities portfolios.

Emerald's interest income was $46.1 million in 1998, $44.9 million in 1997 and $39.9 million in 1996, representing annual increases of 2.53% and 12.72% for the years ended December 31, 1998 and 1997, respectively. These increases are attributable to a combination of the effects of increases in volume and changes in rate that are set forth in Table 2. Average interest-earning assets were $600.2 million with an average yield of 7.68% in 1998, $580.2 million with an average yield of 7.74% in 1997 and $512.2 million with an average yield of 7.78% in 1996. See Table 1 for more details regarding average interest-earning assets and their yields.

INTEREST EXPENSE

Emerald's primary source of funding for interest-earning assets is retail deposits. Management believes that by providing professional service, the Bank has achieved deposit growth during a period characterized by disintermediation. As financial institutions often struggle to retain retail deposits, the Bank has been able to increase deposits by 7.4% in 1998 and 5.5% in 1997. Management has dedicated resources to focus employees to providing excellent customer service, to understanding the Bank's products and to cross sell the Banks products. Management believes the Bank has a stable deposit base because the base consists of retail deposits from the people in the communities the Bank serves.

The Bank's interest expense was $28.7 million in 1998, $28.3 million in 1997 and $24.5 million in 1996. The change in interest expense was primarily a result of the growth in deposits. The average cost of interest-bearing liabilities decreased fifteen basis points to 5.06% during 1998 from 5.21% in 1997. See tables 1 and 2 for more information regarding average balances, average rates and changes in interest expense attributable to changes in volume and changes in rates.

Table 1 presents information regarding the average balances of interest-earning assets and interest-bearing liabilities, the total dollar amount of interest income from interest-earning assets and their average yields and the total dollar amount of interest expense on interest-bearing liabilities and their average rates. The table also presents net interest income, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities, and net interest margin represents net interest income as a percent of average interest-earning assets. Average balance calculations were based on daily and monthly balances. Assets available for sale are included in the major asset category at amortized cost.

----------------------------------------------------------------------------------------------------------------------------------
                                          TABLE 1
                                   AVERAGE BALANCE TABLE

                                                                     Year Ended December 31,
                                              1998                               1997                             1996
                                    Average               Yield/     Average                    Yield/  Average             Yield/
                                    Balance   Interest     Rate      Balance     Interest        Rate   Balance   Interest   Rate
----------------------------------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Interest-Earning Assets
Loans, net(1)                       $488,438   39,077      8.00%     $451,820     36,892         8.17%  $394,329   32,442    8.23%
Investment securities                 41,553    2,690      6.47%       56,712      3,441         6.07%    63,189    3,836    6.07%
Mortgage-backed securities            52,117    3,419      6.56%       56,708      3,882         6.85%    44,792    3,110    6.94%
Other interest-earning assets         18,094      913      5.05%       14,991        713         4.76%     9,937      470    4.73%
----------------------------------------------------------------------------------------------------------------------------------
Total                                600,202   46,099      7.68%      580,231     44,928         7.74%   512,247   39,858    7.78%
Noninterest-earning assets            26,982                           14,734                             12,808
----------------------------------------------------------------------------------------------------------------------------------
Total assets                        $627,184                         $594,965                           $525,055
==================================================================================================================================

Interest-Bearing Liabilities
Deposits(2)                         $533,380   26,779      5.02%     $513,950     26,575         5.17%  $457,974   23,516    5.13%
Advances from FHLB                    34,079    1,957      5.74%       28,095      1,680         5.98%    16,303      978    6.00%
----------------------------------------------------------------------------------------------------------------------------------
Total                                567,459   28,736      5.06%      542,045     28,255         5.21%   474,277   24,494    5.16%
Noninterest-bearing liabilities        7,427                            7,256                              8,434
Shareholders' equity                  52,298                           45,664                             42,344
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
shareholders' equity                $627,184                         $594,965                           $525,055
==================================================================================================================================

Net interest income                            17,363                             16,673                           15,364
Interest-rate spread                                       2.62%                                 2.53%                       2.62%
Net interest margin                                        2.89%                                 2.87%                       3.00%
Ratio of average interest-
earning assets to average
interest-bearing liabilities                             105.77%                               107.04%                     108.01%

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $1,372,000, $1,613,000 and $1,650,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Deposits include noninterest-bearing demand accounts which were $19,581,000, $11,739,000 and $11,535,000 at December 31, 1998, 1997 and
    1996, respectively.

----------------------------------------------------------------------------------------------------------------------------------

Table 2 presents certain information regarding changes in interest income and interest expense of the Company for the years ended December 31, 1998, 1997 and 1996. The table shows the changes in interest income and expense by major category attributable to changes in the average balance (volume) and changes in interest rates. The net change not attributable to either rate or volume is allocated on a pro-rata basis to the change in rate or volume. Assets available for sale are included in the major asset category at amortized cost.

----------------------------------------------------------------------------------------------
                                                           TABLE II
                                                       RATE/VOLUME TABLE

                                    1998 Compared to 1997             1997 compared to 1996
                                     Increase (Decrease)               Increase (Decrease)
                                      Due to Changes in                 Due to Changes in

                                Volume      Rate       Total     Volume       Rate      Total
----------------------------------------------------------------------------------------------
                                                        (In thousands)
Interest income on
interest-earning assets
Loans, net                      $ 2,940    $  (755)   $ 2,185    $ 4,684    $  (234)   $ 4,450
Investment securities              (996)       213       (783)      (363)        --       (363)
Mortgage-backed securities         (304)      (159)      (463)       812        (40)       772
Other                               155         45        200        240          3        243
----------------------------------------------------------------------------------------------
Total                             1,795       (656)     1,139      5,373       (271)     5,102
----------------------------------------------------------------------------------------------

Interest expense on
interest-bearing liabilities
Deposits                            875       (671)       204      2,876        183      3,059
Advances from FHLB                  342        (65)       277        705         (3)       702
----------------------------------------------------------------------------------------------
Total                             1,217       (736)       481      3,581        180      3,761
----------------------------------------------------------------------------------------------

Change in net interest income   $   578    $    80    $   658    $ 1,792    $  (451)   $ 1,341
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------

PROVISIONS FOR LOAN LOSSES

The provision for loan losses represents a charge to income for possible credit losses on loans. The Bank maintains the level of the allowance for loan losses at an amount adequate to absorb potential losses inherent in the loan portfolio. A quarterly review of the adequacy of the allowance for loan losses considers growth in the loan portfolio, potential losses identified by the portfolio review process, and the Company's historical loan loss experience. In addition, management considers economic conditions, including the overall level of interest rates and the general trend of the national economy, local economy and housing markets.

The provision for loan losses was $710,000 in 1998, $215,000 in 1997 and $305,000 in 1996. The provisions for the three years ended December 31, 1998, reflect generally stable economic conditions in Emerald's market area, as well as the high credit quality of the Company's loan portfolio. The allowance for loan losses throughout 1998, 1997 and 1996 was commensurate with management's estimate of the credit risk in the loan portfolio.

NONINTEREST INCOME

Noninterest income is composed mainly of fees the Bank earns from services performed for customers and for servicing loans sold to the secondary market. Loan servicing and other loan related fees were $859,000 in 1998, $738,000 in 1997 and $623,000 in 1996.

Gains on the sale of loans to the secondary market and gains on sales of securities and other assets are included in noninterest income. This is the component of noninterest income with the greatest level of variation. Gains on sales of loans experience variations due to the number of loans sold to the secondary market and to the price offered by the secondary market for such loans. The Bank sells loans to the secondary market in conjunction with certain fixed-rate loan programs, to provide funding and as an interest rate risk management tool. The Bank recorded gains on loan sales of $1,035,000 in 1998, $437,000 in 1997 and $711,000 in 1996.

NONINTEREST EXPENSE

Emerald's major subsidiary, Strongsville Savings Bank, has made a commitment to expand its franchise value by blanketing its market area with easy access Community Financial Centers. We believe the expansion of the Company's financial network will benefit current and future customers by being close to their homes. There are operating costs involved in franchise expansion; however, we believe the benefits of expanding to provide full coverage to our targeted market are worth the investment. Our strategy has shown good results as the deposits at the five Offices added since 1993 stood at $104.3 million at December 31, 1998, and $87.3 million at December 31, 1997. The Bank entered the Avon Lake market when it opened its fifteenth office in February 1999 in Avon Lake.

While Strongsville Savings grew and expanded its franchise and services into more communities, management worked hard to control costs. The Company's ratio of noninterest expense to average assets was 1.55% in 1998 and in 1997 an improvement over the 1.79% in 1996. The common industry benchmark for this ratio is 2.00% or less. According to SNL Securities Thrift Performance as of September 30, 1998, industry averages were 2.25% for the twelve months ended September 30, 1998, and 2.21% and 2.23% for the years ended December 31, 1997 and 1996, respectively.

Noninterest expense was $9,790,000 in 1998, $9,485,000 in 1997 and $9,524,000 in
1996. The increase of $305,000 in 1998 is primarily due to marketing and data processing expenses.

Congress passed legislation to recapitalize the SAIF fund of the FDIC during 1996 that required thrift institutions, such as Strongsville Savings, to pay a one-time assessment to recapitalize the SAIF fund of 65.7(cent) per $100 of deposits as of March 31, 1995. The Bank recognized a charge to earnings of $2.5 million (pre-tax) as a result. The Company has adjusted 1996 results in the paragraphs above as if this one-time charge had not been incurred.

FEDERAL INCOME TAXES

The Bank provided for federal income taxes as follows: $3,592,000 in 1998, $3,170,000 in 1997 and $1,941,000 in 1996. The changes in the level of the Company's provision for federal income taxes were primarily due to changes in the level of pre-tax income. The effective tax rates for the periods were 32.0% in 1998, 34.0% in 1997 and 35.4% in 1996. The reduction in the effective rate is attributable to tax planning strategies implemented by the Company.

LENDING ACTIVITIES

The cornerstone of Strongsville Savings' lending activities is providing mortgage loans to homeowners. The Bank principally originates conventional first mortgage loans secured by residential real estate. The Bank's newest loan product, the Emerald Home Equity Line of Credit (the Emerald Line), enables customers to utilize the equity in their homes to fund improvements, education or whatever they choose. The Emerald Line's interest rate is based on the Company's prime rate. Loans made to home-owners on owner-occupied one-to-four family residences typically have low credit risk because the borrower occupies the home. Credit risk management is also enhanced by the historically stable real estate values in Northeastern Ohio.

Strongsville Savings has developed a niche in the residential construction loan market. The Bank makes residential land development loans to local builders and developers with whom strong business relationships have been developed. These loans are made on land zoned for residential use which will be developed into residential building lots. In addition, the Bank provides construction loans to builders for the construction of homes, most of which are pre-sold, and to individuals for the construction of their homes.

Management considers these development and construction loans as having somewhat greater credit risk than conventional residential mortgage loans because there is uncertainty related to the completion of projects within their time and cost budgets. Strongsville's management constantly monitors these loans and reviews the progress of each with the borrowers and contractors to manage and mitigate the risk involved.

Management believes that loans secured by commercial property may present a higher degree of credit risk than residential loans. The factors that tend to increase the credit risk of these loans include the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring such properties. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the cash flows of the related business enterprise. The Bank has instituted procedures to monitor the cash flows of its commercial real estate loan customers.

ASSET QUALITY

Management has designed stringent underwriting standards to minimize credit risk in the Company's loan portfolio. All loans are subject to these standards, which include evaluating each applicant's ability to make periodic payments, his or her equity in the property, and the value of the underlying collateral. Management monitors the loan portfolio to determine that the level of credit risk remains stable and acceptable.

The Bank defines non-performing loans as those loans where there is an indication that the borrower no longer has the ability to repay. Generally, these loans are more than 90 days delinquent. Non-performing assets include non-performing loans. The Company's non-performing assets have consistently been below peer group averages. The Company's ratio of non-performing assets to total assets was 0.35%, 0.55% and 0.30% at December 31, 1998, 1997 and 1996,
respectively. According to the SNL Securities Thrift Performance as of September 30, 1998, the industry average ratio of non-performing assets to total assets was 0.50% at September 30, 1998, and 0.54% and 0.59% at December 31, 1997 and 1996, respectively.

--------------------------------------------------------------------------------
Table V                                                 December 31,
Non-performing Assets                          1998         1997         1996
--------------------------------------------------------------------------------
Total non-performing loans                  $   2,000    $   2,144    $   1,699
Other non-performing assets                       344        1,169           --
--------------------------------------------------------------------------------
Total non-performing assets                 $   2,344    $   3,313    $   1,699
--------------------------------------------------------------------------------

Non-performing assets to
  total assets                                   0.35%        0.55%        0.30%

Allowance for loan losses to
  non-performing loans                          88.87%       75.80%       83.76%

Net charge-offs to average
   loans outstanding for the year                0.11%        0.00%        0.01%
--------------------------------------------------------------------------------

At December 31, 1998, non-performing loans included eleven residential loans totaling $987,000, two construction loans totaling $654,000, two land loans totaling $181,000, two commercial business loans totaling $171,000 and eight consumer loans totaling $7,000. Other non-performing assets included three investments totaling $344,000. The Bank's strict underwriting standards and collection procedures serve to minimize credit risk.

At December 31, 1998, there was one loan secured by a funeral home totaling $483,000 which is not included in the table above. Indications of possible cash flow problems have caused management concern regarding the borrower's ability to comply with present loan repayment terms and may result in the classification of this loan as non-performing in the future. Based on written opinions from an independent fee appraiser, the collateral value of the property is sufficient to cover the total outstanding debt.

LIQUIDITY

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than specified percentages of its net withdrawable deposit accounts plus short-term borrowings. The average eligible liquidity at December 31, 1998 was 8.57%, which exceeded the 5.0% requirement. The Company's short-term liquidity at December 31, 1998, was 5.67%, which exceeded the 1.0% requirement.

Financial institutions, such as Strongsville Savings, must ensure that sufficient funds are available to meet deposit withdrawals, loan commitments and expenses. Management of cash flows requires the anticipation of deposit flows and loan payments. The Company's primary sources of funds are deposits and loan payments. The Bank uses funds from deposit inflows and loan payments primarily to originate loans, and to purchase short-term investment securities and interest-earning deposits.

At December 31, 1998, loans-in-process to be funded over a future period of time totaled $43.5 million, and loan commitments or loans committed but not closed totaled $47.4 million. There were no commitments to purchase or sell loans at December 31, 1998 or 1997. Funding for these amounts is expected to be provided by the sources described above. Management believes the Bank has adequate resources to meet its normal funding requirements.

The Bank is a party to a credit agreement with the Federal Home Loan Bank (FHLB) of Cincinnati whereby the Bank can obtain advances. The Bank had $48.2 million in advances outstanding from FHLB of Cincinnati at December 31, 1998.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data herein have been prepared in accordance with generally accepted accounting principles, which require measurement of financial condition and results of operations in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Changes in the general level of prices for goods and services have a relatively minor impact on the Company's total expenses because the Company's primary assets and liabilities are monetary in nature. Increases in operating expenses such as salaries and maintenance are in part attributable to inflation. However, interest rates have a far more significant effect than inflation on the performance of financial institutions, including the Bank.

YEAR 2000 ISSUE

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

Emerald has established a company-wide program to address the Y2K issue. The effort encompasses software, hardware, networks, PC's and other facilities, and supplier and customer readiness. The target date for mission critical system to be Y2K compliant is March 31, 1999. The Company is currently on schedule and is over 90% complete. The Company has identified and remediated its mission critical systems. Testing of mission critical systems is scheduled to be completed by March 31, 1999. The Company has established contingency plans for its mission critical systems which involve alternative processing or manual processing, depending on the nature of each system involved. Through 1998, the Company has expensed incremental remediation costs of $25,000 with remaining incremental remediation costs estimated at $ 60,000. The company does not track employee time separately for Y2K projects, therefore any Y2K-related payroll costs are included in compensation expense.

There are certain market risks associated with the Y2K issue that could impact the Company. The Bank may experience increases in problem loans and credit losses in the event that borrowers fail to properly respond to the Y2K issue. Costs of funds could increase in the event that customers react to publicity about the Y2K issue by withdrawing deposits. The Company could also be impacted if third parties it deals with in conducting its business, such as governmental agencies, telephone companies, and other service providers, fail to properly address the Y2K issue. The Bank has identified critical business interfaces and is assessing their efforts related to the Y2K issue.

NEW ACCOUNTING PRONOUNCEMENTS

See the Notes to the Consolidated Financial Statements, Note 1, caption New Accounting Standards for a discussion of accounting and reporting developments affecting the Bank.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

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

Strongsville Savings has endeavored to buffer net income from the effect of changes in interest rates by reducing the maturity or repricing mismatch between its interest-earning assets and interest-bearing liabilities. The Bank's strategy includes originating adjustable rate mortgage (ARM) loans, selling certain fixed-rate residential mortgage loans to the Federal Home Loan Mortgage Corporation (Freddie Mac) and investing in securities with short to medium terms. This strategy has resulted in an investment of $264.7 million, or 45.5% of the Company's total loan portfolio in ARM loans at December 31, 1998. The Bank originated $156.8 million, $129.3 million and $97.7 million in ARM loans in 1998, 1997 and 1996, respectively. Although the Bank is committed to originating ARM loans, management believes that discounted "teaser" rate loans diminish the effectiveness of ARM loans for managing interest rate risk; therefore the Bank does not offer teaser rate loans.

Strongsville Savings sold $94.9 million in long-term fixed-rate loans to Freddie Mac during 1998. The Bank only sells loans to the secondary market on a non-recourse basis with servicing retained.

The Company's investment portfolio consists primarily of investment grade corporate debt, government agency debt and mortgage-backed securities issued by government agencies. Substantially all of the Company's investment portfolio are available for sale thus allowing the company the flexibility to respond to anticipated interest rate risk challenges or opportunities.

The Company's strategy to reduce the maturity or repricing mismatch between its interest rate sensitive assets and liabilities includes reducing the terms to maturity of its long-term interest-earning assets, as noted above, and lengthening the terms to repricing or maturity of its interest-bearing liabilities. At December 31, 1998, the Company's long-term fixed-rate deposits with terms exceeding three years were $40.2 million.

A common industry measure of a financial institution's general sensitivity to interest rates is called the gap (the GAP). The GAP represents the difference between the Company's interest-earning assets and interest-bearing liabilities maturing within certain time frames as a percent of the Company's total assets.

Generally, a negative gap indicated that a company's net interest income (NII) would decrease during periods of rising interest rates and NII would increase during periods of declining interest rates. The Company considers the gap as a component of its interest rate risk analysis and is pleased with the decline in negative gap from 4.11% of assets at December 31, 1997 to negative 3.71% of total assets at December 31, 1998.

Table 6 illustrates the maturities or repricing of the Company's assets and liabilities at December 31, 1998 based on information from the financial model used by Strongsville Savings concerning prepayments and decay rates of major asset and liability categories.

----------------------------------------------------------------------------------------------------------------------------------
Table VI
                                                  December 31, 1998
                                                                                                   10 or
Maturing or                       Within       6-12          1-3          3-5         5-10         More          Total     Fair
Repricing Periods                6 Months     Months        Years        Years        Years        Years                   Value
----------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets
  Adjustable-rate mortgages      $ 130,704   $  33,206    $  40,581           --           --           --    $ 204,491  $ 204,480
     Weighted average yield           8.49%       7.71%        7.90%          --           --           --         8.24%        --
  Fixed-rate mortgage loans         28,213      25,757       82,488       57,292       77,167       31,155      302,072    305,327
     Weighted average yield           6.89%       6.88%        6.85%        6.82%        6.78%        6.73%        6.82%        --
  Other loans                       21,769         461        1,506        1,046          503           --       25,285     25,559
     Weighted average yield           8.55%       9.02%        9.01%        8.97%        8.90%        0.00%        8.61%        --
  Investments                       51,570       9,544        6,163        7,529       18,505        6,485       99,796     99,950
     Weighted average yield           6.42%       6.22%        6.04%        5.51%        6.16%        6.73%        6.28%        --
----------------------------------------------------------------------------------------------------------------------------------
  Total                            232,256      68,968      130,738       65,867       96,175       37,640      631,644    635,316
----------------------------------------------------------------------------------------------------------------------------------

Interest-bearing liabilities
  Certificates of deposit          153,253     144,068       90,367       40,240           --           --      427,928    435,807
     Weighted average rate            5.38%       5.74%        5.96%        6.63%          --           --         5.74%        --
  Money markets                      1,905       1,650        4,667        2,625        2,574          801       14,222     14,223
     Weighted average rate            2.27%       2.27%        2.27%        2.27%        2.27%        2.27%        2.27%        --
  NOW and passbooks                 13,150      10,732       32,210       18,118       17,766        5,528       97,504     98,162
     Weighted average rate            2.39%       2.37%        2.39%        2.39%        2.39%        2.39%        2.39%        --
  Advances from the FHLB             1,293          --       23,939           --       23,000           --       48,232     47,781
     Weighted average rate            6.14%       0.00%        5.82%        0.00%        4.97%          --         5.42%        --
----------------------------------------------------------------------------------------------------------------------------------
  Total                            169,601     156,450      151,183       60,983       43,340        6,329      587,886    595,973
----------------------------------------------------------------------------------------------------------------------------------

Interest rate sensitivity gap    $  62,655   $ (87,482)   $ (20,445)   $   4,884    $  52,835    $  31,311    $  43,758         --
Cumulative gap                   $  62,655   $ (24,827)   $ (45,272)   $ (40,388)   $  12,447    $  43,758           --         --
----------------------------------------------------------------------------------------------------------------------------------

Cumulative interest rate
  sensitivity gap as a
  percent of total assets
  at December 31, 1998                9.37%      -3.71%       -6.77%       -6.04%         1.86%        6.55%          --

Cumulative interest rate
  sensitivity gap as a
  percent of total assets
  at December 31, 1997               10.37%      -4.11%       -7.50%       -6.69%         2.06%        7.25%          --
----------------------------------------------------------------------------------------------------------------------------------

The table presents the repricing dates of the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998. The annual prepayment and decay rates used in this table are obtained from an independent analysis service. Annual prepayment assumptions for 1998 range from 11% to 26% on fixed-rate mortgage loans, 9% to 45% on ARM loans, 11% to 18% on non-residential real estate mortgage loans, and 11% to 16% on other loans. Annual prepayment assumptions for 1997 range from 8% to 22% on fixed-rate mortgage loans, 9% to 34% on ARM loans, 12% to 15% on non-residential real estate mortgage loans, and 9% to 20% on other loans. The NOW, money market deposit and passbook accounts' decay rates were assumed to vary across time horizons from 0% to 33% in 1998 and in 1997.

The method used to analyze interest-rate sensitivity in Table 6 has a number of limitations. Certain assets and liabilities may react differently to changes in interest rates even though they reprice or mature in the same or similar time periods. The interest rates on certain assets and liabilities may change at different times from changes in market rates, with some changing in advance of changes in market rates and some lagging behind changes in market rates. Also, certain assets, e.g. ARM loans, often have provisions that may limit changes in interest rates each time the interest rate changes and on a cumulative basis over the life of the loan. Additionally, the actual prepayments and withdrawals experienced in the event of a change in interest rates could deviate significantly from those assumed in calculating the data shown in the table. Finally, the ability of some borrowers to service their debt may decrease in the event of an interest rate increase.

Item 8. Financial Statements and Supplementary Data

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                   (With Independent Auditors' Report Thereon)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                                Table of Contents

                                                                            Page

Independent Auditors' Report                                                  1

Consolidated Statements of Financial Condition                                2

Consolidated Statements of Income                                             3

Consolidated Statements of Shareholders' Equity                               4

Consolidated Statements of Cash Flows                                         5

Notes to Consolidated Financial Statements                                    7

                          Independent Auditors' Report

The Board of Directors
Emerald Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of Emerald Financial Corp. and Subsidiaries (Company), including The Strongsville Savings Bank, as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of The Strongsville Savings Bank and Subsidiary for the year ended December 31, 1996 were audited by other auditors whose report thereon dated January 25, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerald Financial Corp. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                              /s/ KPMG LLP

February 5, 1999

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                           December 31, 1998 and 1997

                             (dollars in thousands)

                                        Assets                           1998         1997
                                                                     ---------    ---------
Cash and cash equivalents:
    Cash and deposits with banks                                     $   9,980        7,729
    Interest-bearing deposits with banks                                    62        3,033
Securities (note 2):
    Held to maturity (fair values of $4,603 and $14,037 at
        December 31, 1998 and 1997, respectively)                        4,694       14,231
    Available for sale (at fair value), (amortized cost of $46,779
        and $32,240 at December 31, 1998 and 1997, respectively)        46,499       32,465
Mortgage-backed and related securities (note 3):
    Held to maturity (fair value of $26,416 at December 31, 1997)           --       25,825
    Available for sale (at fair value), (amortized cost of $44,980
        and $27,209 at December 31, 1998 and 1997, respectively)        44,963       27,312
Loans held for investment, net (including allowance for loan losses of $1,778 and $1,625 at December 31, 1998 and
    1997, respectively) (note 4)                                       526,197      461,457
Loans held for sale (note 4)                                             5,873        7,823
Accrued interest receivable                                              3,449        3,343
Federal Home Loan Bank stock, at cost                                    3,823        3,504
Premises and equipment, net (note 5)                                     4,948        4,259
Cash surrender value of life insurance                                  16,404       10,341
Prepaid expenses and other assets                                        1,567        2,643
                                                                     ---------    ---------
                    Total assets                                     $ 668,459      603,965
                                                                     =========    =========
                         Liabilities and Shareholders' Equity

Liabilities:
    Deposits (note 6)                                                $ 559,235      520,690
    Advances from Federal Home Loan Bank (note 7)                       48,232       28,138
    Advance payments by borrowers for taxes and insurance                1,847        1,574
    Deferred federal income taxes (notes 8)                              1,911        1,875
    Accrued interest payable                                               861        1,002
    Accounts payable and other accrued expenses                          1,589        2,171
                                                                     ---------    ---------
                    Total liabilities                                  613,675      555,450
                                                                     ---------    ---------
Commitments and contingencies (note 14)

Shareholders' equity (notes 8 and 12)
    Common stock, no par value; 20,000,000 shares authorized;
        10,283,164 and 10,145,200 shares issued and outstanding
        at December 31, 1998 and 1997, respectively                     10,074        9,831
    Treasury stock at cost, 25,800 shares                                 (267)          --
    Retained earnings - substantially restricted                        45,174       38,468
    Accumulated other comprehensive income (loss)                         (197)         216
                                                                     ---------    ---------
                    Total shareholders' equity                          54,784       48,515
                                                                     ---------    ---------
                    Total liabilities and shareholders' equity       $ 668,459      603,965
                                                                     =========    =========

See accompanying notes to consolidated financial statements.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1998, 1997, and 1996

                  (dollars in thousands, except per share data)

                                                                        1998      1997      1996
                                                                      -------   -------   -------
Interest income:
    Loans                                                             $39,077    36,892    32,442
    Investment securities                                               2,690     3,473     3,836
    Mortgage-backed and related securities                              3,419     3,882     3,110
    Other investments                                                     913       713       470
                                                                      -------   -------   -------
                  Total interest income                                46,099    44,960    39,858
                                                                      -------   -------   -------
Interest expense:
    Deposits (note 6)                                                  26,779    26,575    23,516
    Advances from Federal Home Loan Bank                                1,957     1,680       978
                                                                      -------   -------   -------
                  Total interest expense                               28,736    28,255    24,494
                                                                      -------   -------   -------
                  Net interest income                                  17,363    16,705    15,364

Provision for loan losses (note 4)                                        710       215       305
                                                                      -------   -------   -------
                  Net interest income after provision
                     for loan losses                                   16,653    16,490    15,059

Noninterest income:
    Loan servicing fees                                                   859       738       623
    Service fees and other charges                                      1,078       952       680
    Gain on sale of loans held for sale and other assets                1,014       463     1,008
    Gain on sale of securities (note 2)                                   509         6        --
    Gain on sale of mortgage-backed securities (note 3)                    55         6        83
    Other                                                                 853       141        41
                                                                      -------   -------   -------
                                                                        4,368     2,306     2,435
Noninterest expense:
    Salaries and employee benefits (note 10)                            3,819     4,084     3,716
    Net occupancy and equipment                                         1,565     1,550     1,549
    Federal deposit insurance premium                                     327       316       935
    One-time SAIF assessment (note 11)                                     --        --     2,481
    Franchise tax                                                         641       586       560
    Advertising and promotions                                            683       467       537
    Other                                                               2,755     2,482     2,227
                                                                      -------   -------   -------
                                                                        9,790     9,485    12,005
                                                                      -------   -------   -------
                  Income before federal income taxes and cumulative
                     effect of a change in accounting principle        11,231     9,311     5,489

Federal income taxes (note 8)                                           3,592     3,170     1,941
                                                                      -------   -------   -------
                  Income before cumulative effect of a
                     change in accounting principle                     7,639     6,141     3,548
                                                                      -------   -------   -------
Cumulative effect of a change in accounting principle,
    net of related income taxes of $60 (note 1)                           117        --        --
                                                                      -------   -------   -------
                  Net income                                          $ 7,756     6,141     3,548
                                                                      =======   =======   =======
Basic earnings per common share                                       $  0.76      0.61      0.35
                                                                      =======   =======   =======
Diluted earnings per common share                                     $  0.72      0.59      0.35
                                                                      =======   =======   =======

See accompanying notes to consolidated financial statements.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

                  Years ended December 31, 1998, 1997, and 1996

                  (dollars in thousands, except per share data)

                                                                                               Accum-
                                                                                               ulated
                                                                                                other
                                                    Common Stock                               compre-                      Total
                                              ------------------------                          hensive                     share-
                                                 Shares                      Retained           income     Treasury        holders'
                                              outstanding       Amount       earnings           (loss)       stock          equity
                                              -----------       ------       --------           ------       -----          ------
Balance at December 31, 1995                   10,123,200    $     9,831        31,064            196             --         41,091
Dividends - $0.118 per share                           --             --        (1,190)            --             --         (1,190)
Comprehensive income:
   Net unrealized loss in fair value
      of securities                                    --             --            --           (291)            --           (291)
   Net income                                          --             --         3,548             --             --          3,548
                                              -----------    -----------   -----------    -----------    -----------    -----------
             Total comprehensive income                --             --         3,548           (291)            --          3,257
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1996                   10,123,200          9,831        33,422            (95)            --         43,158
Stock options exercised                            22,000             --           106             --             --            106
Tax benefits of stock options exercised                --             --            14             --             --             14
Dividends - $0.12 per share                            --             --        (1,215)            --             --         (1,215)
Comprehensive income:
   Net unrealized gain in
      fair value of securities                         --             --            --            311             --            311
   Net income                                          --             --         6,141             --             --          6,141
                                              -----------    -----------   -----------    -----------    -----------    -----------
             Total comprehensive income                --             --         6,141            311             --          6,452
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1997                   10,145,200          9,831        38,468            216             --         48,515
Stock options exercised                           142,188             --           672             --             --            672
Treasury shares acquired                          (25,800)            --            --             --           (267)          (267)
Tax benefits of stock options exercised                --             --           282             --                            282
Dividends - $0.195 per share                           --             --        (2,004)            --             --         (2,004)
Dividend reinvestment plan shares                  21,576            243            --             --             --            243
Comprehensive income:
   Net unrealized loss in fair value
      of securities                                    --             --            --           (413)            --           (413)
   Net income                                          --             --         7,756             --             --          7,756
                                              -----------    -----------   -----------    -----------    -----------    -----------
Total comprehensive income                             --             --         7,756           (413)            --          7,343
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance at December 31, 1998                   10,283,164    $    10,074        45,174           (197)          (267)        54,784
                                              ===========    ===========   ===========    ===========    ===========    ===========

Disclosure of reclassification amount:
                                                                                             1998            1997          1996
                                                                                          -----------    -----------    -----------
Unrealized holding gains (losses)
   arising during the period
   net of tax effect of $(40),
   171, and (122) for the
   periods ended December 31,
   1998, 1997 and 1996,
   respectively                                                                           $       (78)           331           (236)
Less reclassification adjustment
   for gains and losses
   included in net income net
   of tax effect of $(173),
   (10), and (28) for the
   periods ended December 31,
   1998, 1997 and 1996,
   respectively                                                                                  (335)           (20)           (55)
                                                                                          -----------    -----------    -----------

                                                                                          $      (413)           311           (291)
                                                                                          ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996

                             (dollars in thousands)

                                                                              1998        1997        1996
                                                                            --------    --------    --------
Cash flows from operating activities:
    Net income                                                              $  7,756       6,141       3,548
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Provision for loan losses                                               710         215         305
         Gain on sale of loans held for sale and other assets                 (1,014)       (463)     (1,008)
         Gain on sale of securities                                             (509)         (6)         --
         Gain on sale of mortgage-backed and related securities                 (233)         (6)        (83)
         Amortization of deferred loan fees, premiums, and discounts, net     (3,281)     (2,517)     (2,780)
         Proceeds from sale of loans originated for sale                      93,847      55,221      54,222
         Disbursements on loans originated for sale                          (91,011)    (61,820)    (49,251)
         Depreciation and amortization                                           744         740         815
         Change in accrued interest receivable and payable                      (247)        311         222
         Deferred federal income taxes                                           248         131         151
         Other, net                                                           (1,623)     (1,035)       (282)
                                                                            --------    --------    --------
                 Net cash provided by (used in) operating activities           5,387      (3,088)      5,859
                                                                            --------    --------    --------
Cash flows from investing activities:
    Net increase in loans                                                    (61,095)    (29,164)    (89,255)
    Purchases of:
      Loans                                                                     (926)     (4,922)     (2,250)
      Mortgage-backed securities available for sale                          (28,687)    (14,519)    (14,488)
      Mortgage-backed securities held to maturity                                 --          --      (3,149)
      Securities available for sale                                          (41,665)    (44,645)    (30,600)
      Securities held to maturity                                            (27,400)    (18,200)    (13,420)
      Federal Home Loan Bank stock                                               (58)       (441)       (239)
      Premises and equipment                                                  (1,343)       (910)       (566)
      Cash surrender value of life insurance                                  (5,000)    (10,000)         --
    Proceeds from:
      Maturities and principal repayments of
         Securities available for sale                                        12,806      19,746      17,906
         Securities held to maturity                                          36,671      51,491      32,318
         Mortgage-backed securities available for sale                        21,937       5,738       2,604
         Mortgage-backed securities held to maturity                           5,098       6,712       8,035
      Sales of available for sale securities                                  15,095      15,710          --
      Sales of available for sale mortgage-backed securities                   9,939       1,299       6,744
      Sales of premises and equipment                                             --          --         645
    Other                                                                        683        (683)         --
                                                                            --------    --------    --------
                 Net cash used in investing activities                       (63,945)    (22,788)    (85,715)
                                                                            --------    --------    --------
Cash flows from financing activities:
    Net increase in deposits                                                  38,545      27,219      60,908
    Proceeds from advances from Federal Home Loan Bank                        35,000      26,900      73,650
    Payments on advances from Federal Home Loan Bank                         (14,906)    (23,996)    (61,749)
    Increase in advance payments by borrowers for taxes and insurance            273          72         280
    Exercise of stock options                                                    954         106          --
    Payment of dividends on common stock                                      (2,004)     (1,215)     (1,190)
    Purchase of treasury shares                                                 (267)         --          --
    Dividend reinvestment plan shares issued                                     243          --          --
                                                                            --------    --------    --------
                 Net cash provided by financing activities                    57,838      29,086      71,899
                                                                            --------    --------    --------
                 Net increase (decrease) in cash and cash equivalents           (720)      3,210      (7,957)

Cash and cash equivalents at beginning of year                                10,762       7,552      15,509
                                                                            --------    --------    --------
Cash and cash equivalents at end of year                                    $ 10,042      10,762       7,552
                                                                            ========    ========    ========

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1997, and 1996

                             (dollars in thousands)

                                                                               1998      1997      1996
                                                                              -------   -------   -------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                                                $28,877    27,839    24,333
      Income taxes                                                              3,507     2,944     1,863
                                                                              =======   =======   =======
Supplemental disclosure of noncash investing activities:
   Transfer from mortgage loans to real estate owned                          $   233     1,794       696
   Loans made to finance the sale of real estate owned                            710     1,237       600
                                                                              =======   =======   =======

See accompanying notes to consolidated financial statements.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(1)   Summary of Significant Accounting Policies

      (a)   Nature of Operations

            Emerald Financial Corp. (Emerald or Company) is a unitary thrift holding company whose wholly owned subsidiary is The Strongsville Savings Bank (Bank). Emerald became the Bank's holding company in a tax-free exchange of shares of the Bank for shares of Emerald consummated on March 6, 1997. The Company formed Emerald Development Corp., a wholly owned subsidiary, on June 3, 1997. The development company was formed to take advantage of opportunities to develop real estate as well as to enter into joint real estate development ventures in the future. Also, the Bank has an inactive wholly owned subsidiary, Dennis Financial Corp. The Bank conducts its principal activities from its Community Financial Centers located in southwestern Cuyahoga, Lorain, and Medina counties. The Bank's principal activities include residential lending and retail banking.

      (b)   Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its Subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

      (c)   Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (d)   Securities

            The Company classifies debt and equity securities into one of three categories: held to maturity, available for sale, or trading. Securities held to maturity are limited to debt securities that the Company has the positive intent and ability to hold to maturity; these securities are reported at amortized cost. Securities held for trading are limited to debt and equity securities that are held to be sold in the near term; these securities are reported at fair value, and unrealized gains and losses are reflected in income. Securities held as available for sale consist of all other securities; these securities are reported at fair value, and unrealized gains and losses, net of deferred income taxes, are reflected as a separate component of accumulated other comprehensive income in shareholders' equity until realized.

            Realized gains or losses on the sale of securities are reported in the consolidated statements of income on the trade date. The cost of securities sold is based on the specific identification method.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      (e)   Loans

            Interest income on loans is based on the principal balance outstanding. Interest is accrued and credited to income as earned unless there is a distinct indication that the borrower's cash flow or collateral may not be sufficient to meet contractual obligations. Loans are also placed on nonaccrual status when principal or interest is past due more than 90 days, unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all previously accrued and unpaid interest is charged against income. Interest is subsequently recognized only to the extent that cash payments are received. When the borrower has demonstrated the intent and ability to make scheduled principal and interest payments, the loan may be returned to accrual status.

            Loan origination fees, net of certain direct loan origination costs, are deferred and amortized over the life of the related loans as a yield adjustment for loans originated for investment. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as a basis adjustment for loans held for sale. Loan commitment fees are deferred and recognized as yield adjustments over the estimated life of the related loans or recognized immediately if a commitment expires unexercised.

            Residential mortgage loans held for sale are valued at the lower of aggregate cost or market value. Gains or losses on sales are recognized upon settlement date.

            In June 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and was effective for transactions entered into on or after January 1, 1997. The adoption of SFAS No. 125 did not have a material impact on the Bank's consolidated financial position or results of operations.

            Impaired loans include all non-one-to-four family residential mortgage loans greater than $500,000 on nonaccrual status. Loan impairment is measured as the present value of expected future cash flows discounted at the loan's initial effective interest rate, the fair value of the collateral of an impaired collateral-dependent loan, or an observable market price.

      (f)   Federal Income Taxes

            Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled, and the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (g)   Allowance for Loan Losses

            The allowance for loan losses is maintained at a level management considers adequate to absorb loan losses. Loans charged-off are charged to, and recoveries are credited to, the allowance. Provisions for loan losses are based on management's review of the historical loan loss experience, known and inherent risks in the portfolio, current economic conditions, and such other factors that, in management's judgment, are relevant.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      (h)   Premises and Equipment

            Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is computed on the straight-line method over the lives of the related leases or the useful lives of the related assets, whichever is shorter. Maintenance, repairs, and minor improvements are charged to operating expenses as incurred.

      (i)   Intangible Assets

            Cost in excess of the fair value of net assets acquired (goodwill) is stated net of accumulated amortization and is included in prepaid expenses and other assets in the consolidated statements of financial condition. Goodwill resulting from acquisitions is amortized over 25 years on a straight-line basis. For acquisitions in which the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired, goodwill is amortized by the level-yield method based upon the outstanding balances, and over the estimated remaining lives, of the long-term assets acquired. Management periodically reviews goodwill and the related estimated useful lives for impairment, or for events or changes in circumstances that may indicate the carrying amount of the asset may not be recoverable, and would write goodwill down, if necessary.

      (j)   Real Estate Acquired in Settlement of Loans

            Real estate acquired in settlement of loans represents real estate acquired through foreclosure, or deed in lieu of foreclosure, and is initially recorded at the lower of cost or fair value less estimated selling costs. Valuations are performed periodically by management and an allowance for loan losses is established if the carrying value of the property exceeds its fair value less estimated selling costs.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      (k)   Earnings per Share

            The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share:

                                                              Year Ended December 31,
                                                   ----------------------------------------
                                                          1998         1997         1996
                                                   --------------   ----------   ----------
Weighted average number of common
     shares outstanding in basic earnings per
     common share calculation                          10,263,081   10,130,312   10,123,200
Net dilutive effect of stock options                      482,180      300,272       98,326
                                                   --------------   ----------   ----------
          Weighted average number of shares
             outstanding adjusted for effect
             of dilutive securities                    10,745,261   10,430,584   10,221,526
                                                   ==============   ==========   ==========
Income before cumulative effect of a change
     in accounting principle                       $    7,639,000    6,141,000    3,548,000
Cumulative effect of a change in accounting
     principle, net of related income taxes               117,000           --           --
                                                   --------------   ----------   ----------
          Net income                               $    7,756,000    6,141,000    3,548,000
                                                   ==============   ==========   ==========
Basic earnings per common share:
     Income before cumulative effect of a
        change in accounting principle             $         0.75         0.61         0.35
     Cumulative effect of a change in
        accounting principle, net of related
        income tax                                           0.01           --           --
                                                   --------------   ----------   ----------
          Basic earnings per common share          $         0.76         0.61         0.35
                                                   ==============   ==========   ==========
Diluted earnings per common share:
     Income before cumulative effect of a
       change in accounting principle              $         0.71         0.59         0.35
     Cumulative effect of a change in accounting
       principle, net of related income taxes                0.01           --           --
                                                   --------------   ----------   ----------
          Diluted earnings per common share        $         0.72         0.59         0.35
                                                   ==============   ==========   ==========

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      (l)   Consolidated Statements of Cash Flows

            For purposes of the consolidated statements of cash flows, the Bank considers all cash and deposits with banks maturing in three months or less to be cash equivalents.

      (m)   Comprehensive Income

            On January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components. Accumulated other comprehensive income consists of net income and the net unrealized holding gains and losses on securities available-for-sale, net of the related tax effect. Prior year financial statements have been reclassified to conform to the requirements of the Statement.

      (n)   New Accounting Pronouncements

            The Company adopted Statement of Financial Accounting Standards
            (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, on January 1, 1998. This statement provides accounting and reporting standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. The Company has determined that the adoption of SFAS No. 131 has no effect on its consolidated financial statements as the Company's activities are considered to be in a single industry segment.

            The Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. The statement is effective for quarters of fiscal years beginning after June 15, 1999, with earlier application encouraged. The statement requires that all derivatives be recognized as either assets or liabilities in the statement of financial condition and those instruments be measured at fair value. The statement also requires certain criteria to be met to apply hedge accounting. The Company adopted the statement on July 1, 1998, and during the third quarter reclassified $20,727,000 in securities from held to maturity to available for sale. Of these, $5,944,000 were sold during the third quarter, resulting in a net gain of $177,000 which is recorded as a cumulative effect of a change in accounting principle in the consolidated statements of income.

            SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise was issued in October 1998 and is effective for the first fiscal quarter beginning after December 15, 1998. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. At the present time, the Company has not fully analyzed the effect of the adoption of SFAS No. 134 on its consolidated financial statements. However, management does not believe that the adoption of

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

            SFAS No. 134 will have a significant impact on the Company's consolidated financial statements.

      (o)   Reclassifications

            Certain amounts in the accompanying 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

(2)   Securities

      Securities held to maturity as of December 31, 1998 and 1997, consist of the following (dollars in thousands):

                                                             Gross         Gross       Estimated
                                              Amortized   unrealized     unrealized      fair
                  December 31, 1998              cost        gains         losses        value
                                              ---------   ----------     ----------    ---------
U.S. government and
    agency obligations                         $ 4,350           --            --        4,350
Other                                              344           --           (91)         253
                                               -------      -------       -------      -------
                                               $ 4,694           --           (91)       4,603
                                               =======      =======       =======      =======
                  December 31, 1997

U.S. government and
    agency obligations                         $ 7,750           --            --        7,750
Corporate bonds                                  5,816            1            --        5,817
Other                                              665           --          (195)         470
                                               -------      -------       -------      -------
                                               $14,231            1          (195)      14,037
                                               =======      =======       =======      =======

      The weighted average yield on securities held to maturity was 5.35% and 5.76% as of December 31, 1998 and 1997, respectively.

      Securities held to maturity at December 31, 1998, mature within one year.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Securities available for sale as of December 31, 1998 and 1997, consist of the following (dollars in thousands):

                                                                 Gross        Gross        Estimated
                                                 Amortized    unrealized    unrealized       fair
                   December 31, 1998                cost         gains        losses        values
                                                 ---------    ----------    ----------     ---------
U.S. government and
     agency obligations                          $ 9,432             46           (13)        9,465
Corporate bonds                                   32,465             64          (185)       32,344
Other                                              4,882              8          (200)        4,690
                                                 -------        -------       -------       -------
                                                 $46,779            118          (398)       46,499
                                                 =======        =======       =======       =======
                   December 31, 1997

U.S. government and
     agency obligations                          $10,852              1            (6)       10,847
Corporate bonds                                   20,403            245           (15)       20,633
Other                                                985             --            --           985
                                                 -------        -------       -------       -------
                                                 $32,240            246           (21)       32,465
                                                 =======        =======       =======       =======

      The weighted average yield on securities available for sale was 5.94% and 6.55% as of December 31, 1998 and 1997, respectively.

      The amortized cost and estimated market value of securities available for sale at December 31, 1998, by contractual maturity, are shown below (dollars in thousands). Expected maturities may differ from contractual maturities because certain securities contain provisions which permit the issuer to repay, at par, the obligation prior to the stated maturity.

                                                                    Estimated
                                                Amortized             fair
                                                   cost               value
                                                ---------           -------
Due in one year or less                          $19,043             18,895
Due after one year through five years             11,618             11,653
Due in more than five years                       16,118             15,951
                                                 -------            -------
                                                 $46,779             46,499
                                                 =======            =======

      There were no sales of securities held to maturity in 1998, 1997, or 1996. Gross proceeds from sales of investment securities available for sale during the years ended December 31, 1998 and 1997, totaled $15,095,000 and $15,710,000, respectively; gross realized gains on these sales of investment securities available for sale totaled $509,000 and $6,000 in 1998 and 1997, respectively. There were no sales of investment securities available for sale in 1996.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      At December 31, 1998 and 1997, securities with a book value of $2,350,000 and $7,750,000, respectively, were pledged as collateral for public funds and treasury, tax, and loan deposits.

(3)   Mortgage-Backed Securities

      Mortgage-backed securities held-to-maturity as of December 31, 1997 consisted of the following (dollars in thousands):

                                                            Gross         Gross       Estimated
                                              Amortized   unrealized    unrealized       fair
                December 31, 1997               cost        gains         losses        value
                                              ---------   ----------    ----------    ---------
Mortgage-backed securities
     Federal Home Loan Mortgage
            Corporation (FHLMC) partici-
            pation certificates               $ 3,223           49            (5)        3,267
    Federal National Mortgage
            Association (FNMA)                    758           --            (2)          756
    Government National Mortgage
            Association (GNMA)                  4,883          201            --         5,084
    Other                                       3,823           26            --         3,849
                                              -------      -------       -------       -------
                                               12,687          276            (7)       12,956
Real estate mortgage investment
   trusts and collateralized mortgage
   obligations
            FHLMC participation
            certificates                        2,778           28            --         2,806
            FNMA                                6,421          238            --         6,659
            Other                               3,939           59            (3)        3,995
                                              -------      -------       -------       -------
                                               13,138          325            (3)       13,460
                                              -------      -------       -------       -------
                                              $25,825          601           (10)       26,416
                                              =======      =======       =======       =======

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Mortgage-backed securities available for sale as of December 31, 1998 and 1997, consist of the following (dollars in thousands):

                                                            Gross         Gross       Estimated
                                              Amortized   unrealized    unrealized       fair
                December 31, 1998               cost        gains         losses        value
                                              ---------   ----------    ----------    ---------
Mortgage-backed securities:
    Federal Home Loan Mortgage
            Corporation (FHLMC) partici-
            pation certificates               $ 1,599           13            --         1,612
Federal National Mortgage
    Association (FNMA)                          1,367            2            (4)        1,365
Government National Mortgage
            Association (GNMA)                  4,324          117            (9)        4,432
Other                                           2,632           --            (4)        2,628
                                              -------      -------       -------       -------
                                                9,922          132           (17)       10,037

Real estate mortgage investment
    trusts and collateralized mortgage
    obligations:
            FHLMC participation
            certificates                        6,279           23            (4)        6,298
            FNMA                               12,248           27           (97)       12,178
            Other                              16,531           16           (97)       16,450
                                              -------      -------       -------       -------
                                               35,058           66          (198)       34,926
                                              -------      -------       -------       -------
                                              $44,980          198          (215)       44,963
                                              =======      =======       =======       =======
                December 31, 1997

Mortgage-backed securities:
    FHLMC participation
    certificates                              $ 1,363           --            (3)        1,360
                                              -------      -------       -------       -------
                                                1,363           --            (3)        1,360
Real estate mortgage investment
    trusts and collateralized mortgage
    obligations:
            FHLMC participation
            certificates                       12,026           82           (13)       12,095
            FNMA                               13,489           53           (15)       13,527
            Other                                 331           --            (1)          330
                                              -------      -------       -------       -------
                                               25,846          135           (29)       25,952
                                              -------      -------       -------       -------
                                              $27,209          135           (32)       27,312
                                              =======      =======       =======       =======

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      There were no sales of mortgage-backed securities held to maturity in 1998, 1997, or 1996. Gross proceeds from sales of mortgage-backed securities available for sale during the years ended December 31, 1998, 1997, and 1996 totaled $9,939,000, $1,299,000, and $6,744,000, respectively; gross realized gains on these sales of mortgage-backed securities available for sale totaled $233,000 (of which $177,000 is classified as a cumulative effect of a change in accounting principle), $6,000, and $83,000 in 1998, 1997, and 1996, respectively.

      The Bank's portfolio of privately issued mortgage-backed securities is backed by mortgages on residential and multifamily properties.

(4)   Loans

      The primary goal of the Bank's lending activities is to provide residential real estate mortgage loans to homeowners in its lending area. The Bank's 14 Community Financial Centers are located in Strongsville, Hinckley, Berea, North Royalton, Medina Township, Wellington, Parma Heights, Westlake, North Ridgeville, Brecksville, Broadview Heights, Columbia Station, Avon, and Brunswick.

      The composition of the overall loan portfolio is as follows (dollars in thousands):

                                                                December 31,
                                                          ----------------------
                                                             1998         1997
                                                          ---------    ---------
Real estate mortgage loans:
     Permanent first mortgage loans:
            One-to-four family                            $ 358,765      319,796
            Multi-family                                        506          924
            Commercial                                       51,845       52,499
            Land                                                621          553
     Construction first mortgage loans:
            Acquisition and development (residential)        88,206       56,217
            One-to-four family                               41,485       37,413
            Multi-family                                        375        1,050
            Commercial                                        8,816        6,879
                                                          ---------    ---------
                     Total mortgage loans                   550,619      475,331

Other loans:
     Commercial business                                      6,656        5,736
     Consumer installment                                    18,297       15,460
                                                          ---------    ---------
                     Total other loans                       24,953       21,196
                                                          ---------    ---------
                     Total loans                            575,572      496,527

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                                December 31,
                                                          ----------------------
                                                             1998         1997
                                                          ---------    ---------
Less:
     Undisbursed portion of loans in process              $ (43,547)     (30,015)
     Deferred loan fees and discounts                        (4,050)      (3,430)
     Allowance for loan losses                               (1,778)      (1,625)
                                                          ---------    ---------

                                                            (49,375)     (35,070)
                                                          ---------    ---------

Total loans held for investment, net                      $ 526,197      461,457
                                                          =========    =========

Real estate mortgage loans held for sale                  $   5,997        7,916
     Less deferred loan fees                                   (124)         (93)
                                                          ---------    ---------

Total loans held for sale, net                            $   5,873        7,823
                                                          =========    =========

      Adjustable-rate mortgage and other loans represent $264,683,000 and $231,202,000 of the loans included in the table above at December 31, 1998 and 1997, respectively.

      The Bank sells loans to the secondary market in conjunction with certain loan programs, to provide funding and as a tool for managing interest rate risk. Loans are sold to the secondary market without recourse and with servicing retained. The Bank was servicing loans for investors totaling $265,665,000 and $225,344,000 at December 31, 1998 and 1997, respectively.
      Custodial escrow balances maintained in connection with loans serviced for investors were $3,377,000 and $1,957,000 at December 31, 1998 and 1997,
      respectively.

      Residential acquisition and development loans are extended to local builders and developers with whom the Bank has generally had long-standing business relationships. These loans are secured by land zoned for residential development located in the Bank's market area.

      Under federal regulations, real estate loans to one borrower cannot exceed 15% of unimpaired capital and surplus without a waiver of this requirement from the OTS. The Bank obtained such a waiver which increases the limit on loans to one borrower for residential real estate to 30% of unimpaired capital and surplus.

      The Bank's commercial real estate loan portfolio includes permanent and construction loans. Because commercial real estate loans are dependent on income production or future development for repayment, management believes these loans present somewhat greater risk of default than conventional mortgage loans. The Bank's commercial real estate loan portfolio consists of loans collateralized by property located in the Bank's primary lending area. The Bank's aggregate commercial real estate loans may not exceed 400% of its core capital. As of December 31, 1998, the Bank could lend an additional $153,395,000 before reaching the $214,056,000 limit.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The following table summarizes the Bank's commercial real estate and commercial construction loan portfolios by type of collateral (dollars in thousands):

                                                December 31, 1998          December 31, 1997
                                              --------------------       ---------------------
                                               Amount          %          Amount          %
                                              -------      -------       -------       -------
Permanent:
    Industrial/warehouse                      $11,520        18.99%        7,481         12.60%
    Retail                                     18,630        30.71        17,973         30.27
    Office buildings                           14,110        23.26        18,902         31.83
    Churches                                    2,171         3.58         1,922          3.24
    Other                                       5,414         8.93         6,221         10.47
                                              -------      -------       -------       -------
                                               51,845        85.47        52,499         88.41
Construction:
    Retail                                      3,463         5.71         2,600          4.38
    Office buildings                              848         1.40           850          1.43
    Industrial/warehouse                        2,025         3.34            --            --
    Churches                                    1,780         2.93            --            --
    Other                                         700         1.15         3,429          5.78
                                              -------      -------       -------       -------
                                                8,816        14.53         6,879         11.59
                                              -------      -------       -------       -------
                                              $60,661       100.00%       59,378        100.00%
                                              =======      =======       =======       =======

      Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                   Year ended December 31,
                                                 ---------------------------
                                                    1998      1997      1996
                                                 -------   -------   -------
Balance at beginning of year                     $ 1,625     1,423     1,168
Provision charged to expense                         710       215       305
Loans charged-off                                   (563)      (19)      (60)
Recoveries                                             6         6        10
                                                 -------   -------   -------
                                                 $ 1,778     1,625     1,423
                                                 =======   =======   =======

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Nonaccrual loans totaled $1,739,000 and $1,428,000 at December 31, 1998 and 1997, respectively. Interest income that would have been recorded under the original terms of all nonaccrual loans during each period and the interest income actually recognized for each period are summarized below (dollars in thousands):

                                                       Year ended December 31,
                                                     ---------------------------
                                                        1998      1997      1996
                                                     -------   -------   -------
Interest income that would have been recorded        $   202       119       101
Interest income recognized                                23       112         9
                                                     -------   -------   -------
      Interest income foregone                       $   179         7        92
                                                     =======   =======   =======

      The Bank is not committed to lend additional funds to debtors whose loans have been placed on nonaccrual status.

      At December 31, 1998 and 1997, there were no loans which were considered to be impaired.

(5)   Premises and Equipment

      Premises and equipment consist of the following (dollars in thousands):

                                                              December 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------    ---------
Land                                                    $     612          612
Buildings and leasehold improvements                        3,703        3,384
Furniture, fixtures, and equipment                          3,918        3,844
                                                        ---------    ---------
                                                            8,233        7,840
Less accumulated depreciation and
     amortization                                           3,285        3,581
                                                        ---------    ---------

                                                        $   4,948        4,259
                                                        =========    =========

      Depreciation and amortization expense related to Bank premises and equipment was $633,000 in 1998; $617,000 in 1997; and $682,000 in 1996.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The Bank has entered into a number of noncancelable operating leases with respect to office space. Rental expense for all leases was $298,000 in 1998; $294,000 in 1997; and $251,000 in 1996. The following is a schedule of future minimum annual lease commitments as of December 31, 1998 (dollars in thousands):

                     1999                      $    304
                     2000                           272
                     2001                           265
                     2002                           266
                     2003                           266
                     Thereafter                     592
                                               --------
                                               $  1,965
                                               ========

(6)   Deposits

      Deposit account balances are summarized as follows (dollars in thousands):

                                                     December 31, 1998                         December 31, 1997
                                      ----------------------------------------     ---------------------------------------
                                        Weighted                                    Weighted
                                         average                                     average
        Deposit Type                      rate           Amount          %             rate          Amount          %
-----------------------------         -----------       --------   -----------     -----------      --------   -----------
Passbook accounts                            2.78%      $ 59,894         10.71            2.93%     $ 51,629          9.91
Negotiable order of
     withdrawal (NOW)                        1.76         37,610          6.73            2.02        33,229          6.52
Checking accounts
     (non-interest bearing)                    --          1,832          0.33              --           747          --
Commercial accounts
     (non interest bearing)                    --         17,749          3.17              --        12,992          2.50

Money market deposit
     accounts                                2.27         14,222          2.54            2.53        15,506          2.98
                                                        --------   -----------                      --------   -----------
                                             2.02        131,307         23.48            2.27       114,103         21.91
Certificates of deposit
     4.50% and less                          4.19         27,868          4.98            4.01        26,391          5.07
     4.51% to 5.50%                          5.32        131,876         23.58            5.38        52,424         10.07
     5.51% to 6.50%                          5.97        210,366         37.62            6.04       264,388         50.78
     6.51% to 7.50%                          7.36         50,506          9.03            7.36        55,516         10.66
     7.51% and greater                       8.96          7,312          1.31            8.92         7,868          1.51
                                                        --------   -----------                      --------   -----------
                                             5.87        427,928         76.52            6.06       406,587         78.09
                                                        --------   -----------                      --------   -----------
                                             4.96%      $559,235        100.00%           5.23%     $520,690        100.00%
                                                        ========   ===========                      ========   ===========

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The maturity periods of certificates of deposit were as follows (dollars in thousands):

                               December 31, 1998           December 31, 1997
                            -----------------------     -----------------------
                             Amount             %        Amount            %
                            --------       --------     --------       --------
Within six months           $153,252          35.81%    $139,626          34.34%
Six months to one year       144,069          33.67      119,841          29.48
One to five years            100,065          23.38      115,317          28.36
Over five years               30,542           7.14       31,803           7.82
                            --------       --------     --------       --------
                            $427,928         100.00%    $406,587         100.00%
                            ========       ========     ========       ========

      Deposits over $100,000 at December 31, 1998 and 1997, totaled $107,996,000 and $82,306,000, respectively. The Bank does not enter into brokered deposit arrangements and had no brokered deposits at December 31, 1998 or 1997.

      Interest expense on deposits is summarized as follows (dollars in thousands):

                                              Year ended December 31,
                                           ---------------------------
                                              1998      1997      1996
                                           -------   -------   -------
Passbook accounts                          $ 1,596     1,391     1,328
NOW accounts                                   621       571       505
Money market deposit accounts                  362       413       499
Certificates of deposit                     24,200    24,200    21,184
                                           -------   -------   -------
     Interest expense                      $26,779    26,575    23,516
                                           =======   =======   =======

(7)   Advances from Federal Home Loan Bank

      Advances from the Federal Home Loan Bank (FHLB) consist of $18.7 million with a weighted average variable rate of 5.49% and $29.5 million with a weighted average fixed rate of 5.38% at December 31, 1998 and $20.5 million with a weighted average variable rate of 5.90% and $7.6 million with a weighted average fixed rate of 6.84% at December 31, 1997.

      Although individual loans are not specifically pledged, the FHLB requires that the Bank have mortgage loans which are, among other things, clear of pledges, liens, and encumbrances and equal to at least 150% of the advances from the FHLB amounting to $72,347,264. The stock of the FHLB owned by the Bank is also pledged as collateral for these borrowings.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      Scheduled payments on FHLB advances at December 31, 1998 are as follows (dollars in thousands):

                         1999                 $  1,294
                         2000                   19,380
                         2001                    1,558
                         2002                    3,000
                         2003                        -
                         Beyond                 23,000
                                              --------
                                              $ 48,232
                                              ========

(8)   Federal Income Taxes

      Emerald and its wholly owned Subsidiaries file a consolidated federal income tax return. A summary of the provision for federal income taxes is as follows (dollars in thousands):

                                                  Year ended December 31,
                                                ---------------------------
                                                  1998      1997      1996
                                                -------   -------   -------
Current                                         $ 3,344     3,039     1,790
Deferred                                            248       131       151
Cumulative effect adjustment                         60        --        --
                                                -------   -------   -------
                        Total                   $ 3,652     3,170     1,941
                                                =======   =======   =======

      A reconciliation between the expected income tax expense (benefit) using the statutory federal rate and the actual consolidated income tax provision follows (dollars in thousands):

                                                 Year ended December 31,
                              ---------------------------------------------------------------
                                       1998                 1997                 1996
                             -------------------     ------------------     -----------------
                                           % of                   % of                  % of
                                          pretax                 pretax                pretax
                              Amount      income     Amount      income     Amount     income
                              ------      ------     ------      ------     ------     ------
Tax expense at
     statutory rate          $ 3,993       35.0%       3,259      35.0%       1,921     35.0%
Other                           (341)      (3.0)         (89)     (1.0)          20       .4
                             -------       ----      -------      ----      -------     ----
                             $ 3,652       32.0%       3,170      34.0%       1,941     35.4%
                             =======       ====      =======      ====      =======     ====

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The Company's net deferred tax liability is as follows (dollars in thousands):

                                                                        1998         1997
                                                                     ---------    ---------
Deferred tax assets:
     Loan loss allowances                                            $     662    $     608
     Other                                                                  92           54
                                                                     ---------    ---------
              Total deferred tax assets                                    754          662

Deferred tax liabilities:
     Deferred loan fees                                                    790          645
     FHLB stock dividends                                                  575          486
     Mortgage servicing rights                                             116          115
     Bad debt reserves over base year
         reserves                                                          918        1,102
     Depreciation and amortization                                         230          168
     Other                                                                  36           21
                                                                     ---------    ---------
              Total deferred tax liabilities                             2,665        2,537
                                                                     ---------    ---------
              Net deferred tax liability                             $   1,911    $   1,875
                                                                     =========    =========

      Retained earnings include $2,383,000 at December 31, 1998 for which no provision for federal income taxes has been made. This amount represents allocations of income during years prior to 1988 to bad debt deductions for tax purposes only. These qualifying and nonqualifying base year reserves and supplemental reserves will be recaptured into income in the event of certain distributions and redemptions. Such recapture would create income for tax purposes only, which would be subject to the then current corporate income tax rate. Recapture would not occur upon the reorganization, merger, or acquisition of the Bank, nor if the Bank is merged or liquidated tax-free into a bank or undergoes a charter change. If the Bank fails to qualify as a bank or merges into a nonbank entity, these reserves will be recaptured into income.

      The favorable reserve method previously afforded to thrifts was repealed for tax years beginning after December 31, 1995. Large thrifts were switched to the specific charge-off method of Section 166. In general, a thrift is required to recapture the amount of its qualifying and nonqualifying reserves in excess of its qualifying and nonqualifying base year reserves. As the Bank has previously provided deferred taxes on the recapture amount, no additional financial statement tax expense will result from the recapture.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(9)   Long-Term Incentive Plan

      Options have been granted under the Emerald Financial Corp. 1994 Long-Term Incentive Plan (Plan) and the Emerald Financial Corp. 1998 Stock Option and Incentive Plan to key employees and directors of the Bank. Options awarded under the Plans are vested over a one to ten year schedule after the date granted. Following is activity under the plans during the years ended December 31, 1998, 1997, and 1996:

                                                                       1998       1997      1996
                                                                    ---------   -------   -------
Options outstanding, beginning of year                                978,000   836,000   836,000
Exercised at $4.56 per share                                          (88,088)       --        --
Exercised at $4.82 per share                                          (50,000)  (22,000)       --
Exercised at $7.13 per share                                           (4,100)       --        --
Forfeited                                                                  --        --        --
Granted                                                               345,000   164,000        --
                                                                    ---------   -------   -------
           Options outstanding, end of year                         1,180,812   978,000   836,000
                                                                    =========   =======   =======
Exercisable at $13.31 per share, expiring 4/18/2003                     4,000        --        --
Exercisable at $13.31 per share, expiring 4/18/2008                   341,000        --        --
Exercisable at $4.82 per share, expiring 10/18/2004                    84,000   134,000   156,000
Exercisable at $7.13 per share, expiring 6/1/2007                     159,900   164,000        --
Exercisable at $4.56 per share, expiring 1/11/99                       16,000    16,000    16,000
Exercisable at $4.56 per share, expiring 1/11/2004                    575,912   664,000   664,000
                                                                    ---------   -------   -------
                                                                    1,180,812   978,000   836,000
                                                                    =========   =======   =======
           Options available for grant, end of year                   155,000        --   164,000
                                                                    =========   =======   =======

      SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, adoption of a fair-value-based accounting method for employee stock-based compensation arrangements and was effective January 1, 1996. Management has elected to continue to use the Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, intrinsic value method for measurement and recognition of stock-based compensation. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                        1998      1997      1996
                                      -------   -------   -------
Net income:
    As reported                       $ 7,756     6,141     3,548
    Pro forma                           6,900     5,832     3,310

Earnings per common shares:
    Basic:
         As reported                     0.76      0.61      0.35
         Pro forma                       0.67      0.58      0.33
    Diluted:
         As reported                     0.72      0.59      0.35
         Pro forma                       0.64      0.56      0.33

      The fair value for each option grant used in the foregoing pro forma amounts is estimated on the date of grant using an option pricing model. The model incorporates the following weighted-average assumptions used for grants in 1998, 1997, and 1996; 2.0% dividend growth; 37.0% to 61.0%
      expected volatility; risk-free interest rates ranging from 5.03% to 7.71%; and expected lives ranging from five to ten years.

(10)  Employee Benefit Plans

      The Bank has a profit-sharing retirement plan covering substantially all employees, to which the Bank makes discretionary contributions as determined annually by its Board of Directors. Contributions were $242,000 in 1998; $144,000 in 1997; and $139,000 in 1996.

      The Bank also has a qualified, tax-exempt profit-sharing plan with a cash or deferred feature qualifying under Section 401(k) of the Internal Revenue Code; under this plan, the Bank provides matching contributions of up to 3% of qualifying employees' annual eligible compensation. The Bank's contributions were $91,000 in 1998; $88,000 in 1997; and $79,000 in 1996.

      In addition, the Bank has a nonqualified, Supplemental Executive Retirement Plan (SERP) that provides certain officers with retirement benefits. SERP pension costs charged to noninterest expense amounted to $75,000 in 1997 and $100,000 in 1996. No SERP pension costs were charged to noninterest expense in 1998.

(11)  Savings Association Insurance Fund Assessment

      On September 30, 1996, the Omnibus Appropriations Bill was enacted which imposed a special assessment on Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995, to recapitalize the SAIF. Therefore, the Bank recorded a one-time pretax charge of $2,481,000 representing the special assessment of 65.7 basis points on the Bank's deposits held as of March 31, 1995. This assessment was deductible for tax purposes on the Bank's fiscal year 1996 federal income tax return.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(12)  Regulatory Matters

      Office of Thrift Supervision regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 1998, the minimum regulatory capital regulations require institutions to have tangible capital equal to 1.5% of adjusted total assets, a 4% leverage capital ratio, and an 8% risk-based capital ratio. At December 31, 1998, the Bank exceeded all of the aforementioned regulatory capital requirements.

      The prompt corrective action regulations of the Federal Deposit Insurance Corporation define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%.

      At December 31, 1998 and 1997, the Bank was in compliance with regulatory capital requirements and is considered "well capitalized" as set forth below (dollars in thousands):

                                                                                                       Tier 1               Total
                                                                                   Core/               risk-                risk-
                                           Equity             Tangible           leverage              based                based
     December 31, 1998                     capital             capital            capital             capital              capital
     -----------------                     -------             -------            -------             -------              -------
GAAP capital                              $ 53,869             53,869              53,869              53,869              53,869

Goodwill                                                         (552)               (552)               (552)               (552)
Unrealized losses on
     securities available for sale                                197                 197                 197                 197

General valuation allowances                                       --                  --                  --               1,778
                                                             --------            --------            --------            --------

Regulatory capital                                             53,514              53,514              53,514              55,292

Total regulatory assets                    667,667
                                          --------
Adjusted total assets                                         667,414             667,414
                                                             --------            --------
Risk-weighted assets                                                                                  438,842             438,842
                                                                                                     --------            --------

Capital ratio                                 8.07%              8.02%               8.02%              12.19%              12.60%

Regulatory requirement                                           1.50%               4.00%                                   8.00%

Regulatory capital category
Well capitalized - equal
          to or greater than                                                         5.00%               6.00%              10.00%

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                                                                       Tier 1               Total
                                                                                   Core/               risk-                risk-
                                           Equity             Tangible           leverage              based                based
     December 31, 1997                     capital             capital            capital             capital              capital
     -----------------                     -------             -------            -------             -------              -------
GAAP capital                              $ 47,324             47,324              47,324              47,324              47,324

Goodwill                                                         (663)               (663)               (663)               (663)
Unrealized gains on
     securities available for sale                                (61)                (61)                (61)                (61)

General valuation allowances                                       --                  --                  --               1,625
                                                             --------            --------            --------            --------

Regulatory capital                                             46,600              46,600              46,600              48,225

Total regulatory assets                    602,910
                                          --------
Adjusted total assets                                         602,155             602,155
                                                             --------            --------
Risk-weighted assets                                                                                  375,289             375,289
                                                                                                     --------            --------

Capital ratio                                 7.85%              7.74%               7.74%              12.42%              12.85%

Regulatory requirement                                           1.50%               3.00%                                   8.00%

Regulatory capital category
Well capitalized - equal
          to or greater than                                                         5.00%               6.00%              10.00%

      Management believes, as of December 31, 1998, that the Bank meets all capital requirements to which it is subject. Events beyond management's control, such as fluctuations in interest rates or a downturn in the economy in areas in which the Bank's loans and securities are concentrated, could adversely affect future earnings and, consequently, the Bank's ability to meet its future capital requirements.

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(13)  Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Bank could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                          December 31, 1998          December 31, 1997
                                          -----------------          -----------------
                                                     Estimated                   Estimated
                                        Carrying        fair       Carrying        fair
                                         amount        value        amount         value
                                        --------     ---------     --------      ---------

                                                       (dollars in thousands)
Financial assets:
   Cash and cash equivalents            $10,042       10,042        10,762        10,762
   Investment securities:
            Held to maturity              4,694        4,603        14,231        14,037
            Available for sale           46,499       46,499        32,465        32,465
   Mortgage-backed securities:
            Held to maturity                 --           --        25,825        26,416
            Available for sale           44,963       44,963        27,312        27,312
   Loans held for investment, net       526,197      529,474       461,457       458,525
   Loans held for sale                    5,873        5,892         7,823         7,852
   Accrued interest receivable            3,449        3,449         3,343         3,343
   Federal Home Loan Bank stock           3,823        3,823         3,504         3,504

Financial liabilities:
   Deposits                             559,235      563,731       520,690       521,211
   Advances from Federal Home
            Loan Bank                    48,232       47,781        28,138        28,178
   Advance payments by borrowers
            for taxes and insurance       1,847        1,847         1,574         1,574

   Accrued interest payable                 861          861         1,002         1,002

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      The fair value estimates are based on the following methods and assumptions:

      o Cash and cash equivalents, accrued interest receivable, advance payments by borrowers for taxes and insurance, and accrued interest payable. The carrying amounts approximate their fair value.

      o Investment securities and mortgage-backed securities. Fair values for securities are based on quoted market prices or dealer quotes; where such quotes are not available, fair values are based on quoted market prices of comparable instruments.

      o Loans held for investment. The fair values of loans receivable are estimated using a discounted cash flow calculation that applies estimated discount rates reflecting the credit and interest rate risk inherent in the loans to homogeneous categories of loans with similar financial characteristics; these loan categories are further segmented into fixed and adjustable rate interest terms.

      o Loans held for sale. Fair values are based on actual sales prices for loans subject to sales commitments; fair values of loans not subject to sales commitments are based on the market price of loans with similar characteristics.

      o Federal Home Loan Bank stock. This item is valued at cost, which represents redemption value and approximates fair value.

      o Deposits. The fair values of fixed maturity certificate accounts are estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities. The fair values of other deposit accounts (passbook, NOW, and money market accounts) equal their carrying values (i.e., the amount payable on demand at the reporting date).

      o Advances from Federal Home Loan Bank. The fair value of FHLB advances is estimated by discounting future cash flows at rates currently available for borrowings with similar terms and remaining maturities.

      o Off-balance sheet financial instruments. The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of undisbursed lines of credit is based on fees currently charged for similar agreements or on estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date. The carrying amount and fair value of off-balance sheet instruments is not significant as of December 31, 1998 and 1997.

(14)  Commitments and Contingencies

      In the normal course of business, the Bank enters into commitments with off-balance sheet risk to meet the financing needs of its customers. Commitments to extend credit involve elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitment is represented by the contractual amount of the commitment. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments. Interest

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

      rate risk on commitments to extend credit results from the possibility that interest rates may have moved unfavorably from the position of the Bank since the time the commitment was made.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates of 60 days or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained by the Bank upon extension of credit is based on management's credit evaluation of the applicant. Collateral held is generally residential and commercial real estate.

      The Bank's lending is concentrated in northeastern Ohio; as a result, the economic conditions and market for real estate in northeastern Ohio could have a significant impact on the Bank.

      At December 31, 1998, the Bank had commitments to lend $47,356,000, of which $16,173,000 were for adjustable-rate loans and $31,183,000 were for fixed-rate loans. At December 31, 1997, the Bank had commitments to lend $29,974,000, of which $14,492,000 were for adjustable-rate loans and $15,482,000 were for fixed-rate loans. Adjustable-rate loans generally reprice with the prime rate or the one- or three-year constant maturity treasury rate. The interest rates and fees associated with these commitments were prevailing at the time applications were taken. In management's opinion, these loans will be funded through normal operations.

      There were no commitments to sell any loans at either December 31, 1998 or 1997.

      As of December 31, 1998 and 1997, the Bank had line-of-credit commitments totaling $14,528,000 and $8,175,000, respectively. Commitments generally are extended at prime-sensitive interest rates and are secured by real estate.

      There are pending against the Bank various lawsuits and claims which arise in the normal course of business. In the opinion of management, any liabilities that may result from pending lawsuits and claims will not materially affect the consolidated financial position of the Bank.

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(15)  Parent Company Only Financial Statements

      The condensed statements of financial condition as of December 31, 1998 and 1997, and related condensed statements of income and cash flows for the year ended December 31, 1998 and the period from March 6, 1997 through December 31, 1997 for Emerald Financial Corp. should be read in conjunction with the consolidated financial statements and the notes thereto (dollars in thousands).

                                                                           December 31,
                                                                     ----------------------
               Condensed Statement of Financial Condition               1998         1997
                                                                     ---------    ---------
Assets:
   Cash                                                              $     106           77
   Securities available for sale                                         5,485        5,372
   Note receivable                                                          --           85
   Equity in net assets of the Bank                                     53,869       47,324
   Interest receivable on investments                                       45          104
   Other assets                                                             63           83
                                                                     ---------    ---------
               Total assets                                          $  59,568       53,045
                                                                     =========    =========

                                                                           December 31,
                                                                     ----------------------
                                                                        1998         1997
                                                                     ---------    ---------
Liabilities and shareholders' equity:
   Other liabilities                                                 $     114          130
   Notes payable                                                         4,670        4,400
   Shareholders' equity                                                 54,784       48,515
                                                                     ---------    ---------
               Total liabilities and shareholders' equity               59,568       53,045
                                                                     =========    =========

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                                          Period from
                                                         Year ended    March 6, 1997 to
                                                        December 31,      December 31,
            Condensed Statement of Income                     1998             1997
                                                         ---------         ---------
Income:
   Equity in earnings of the Bank                        $   7,491             6,175
   Interest income                                             462               328
   Gain on sale of securities available for sale               575                --
                                                         ---------         ---------
            Total income                                     8,528             6,503
                                                         ---------         ---------
Expenses:
   Interest                                                    365               268
   Other                                                       247               133
                                                         ---------         ---------
            Total expenses                                     612               401
                                                         ---------         ---------
            Income before federal income taxes               7,916             6,102

Federal income tax benefit (expense)                          (160)               39
                                                         ---------         ---------
            Net income                                   $   7,756             6,141
                                                         =========         =========

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

                                                                                      Period from
                                                                   Year ended       March 6, 1997 to
                                                                  December 31,        December 31,
              Condensed Statement of Cash Flows                      1998                1997
              ---------------------------------                   ------------      ----------------
Cash flows from operating activities:
   Net income                                                      $ 7,756               6,141
   Adjustments to reconcile net income to net cash
      used in operating activities:
         Equity in earnings of the Bank                             (7,491)             (6,175)
         Gain on sale of securities available for sale                (575)                 --
         Amortization and accretion                                     20                  18
         Deferred federal income taxes                                  80                 (80)
         (Decrease) increase in liabilities                            (12)                102
         Change in accrued interest receivable and
            payable                                                     58                (104)
         Other, net                                                     83                (104)
                                                                   -------             -------
              Net cash used in operating activities                    (81)               (202)
                                                                   -------             -------
Cash flows from investing activities:
   Purchase of securities available for sale                        (4,749)             (5,137)
   Proceeds from sale of securities available for sale               4,975                  --
   Dividend from the Bank                                              970               2,180
                                                                   -------             -------
              Net cash provided by investing activities              1,196              (2,957)
                                                                   -------             -------
Cash flows from financing activities:
   Proceeds from borrowings                                            270               4,425
   Repayment of borrowings                                              --                 (80)
   Dividend paid                                                    (2,004)             (1,215)
   Proceeds from stock options exercised                               672                 106
   Proceeds from shares issued under DRIP                              243                  --
   Purchase of treasury shares                                        (267)                 --
                                                                   -------             -------
              Net cash provided by financing activities             (1,086)              3,236
                                                                   -------             -------
              Net increase in cash and cash equivalents                 29                  77

Cash and cash equivalents at beginning of period                        77                  --
                                                                   -------             -------
Cash and cash equivalents at end of period                         $   106                  77
                                                                   =======             =======

                                                                     (Continued)

                    EMERALD FINANCIAL CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1998, 1997, and 1996

(16)  Shareholders' Equity

      The Bank paid dividends of $2,004,000 in 1998; $1,215,000 in 1997; and
      $1,190,000 in 1996. The Bank's ability to make capital distributions is restricted by Office of Thrift Supervision (OTS) regulations. As a Tier 1 Association under OTS regulations, the Bank is granted the greatest flexibility in capital distributions; the Bank is authorized to distribute the greater of (1) 100% of year-to-date net income plus 50% of excess capital at the beginning of the year or (2) 75% of net income over the most recent four-quarter period. Dividend payments were limited to $17,583,000 at December 31, 1998.

      On May 15, 1998, the Company declared a two-for-one stock split in the form of a 100% common stock dividend payable May 15, 1998 to stockholders of record as of May 1, 1998. The stock split increased the Company's outstanding common shares from 5.1 million to 10.2 million shares. Shareholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the consolidated financial statements and notes thereto to number of shares, per-share amounts, stock option data, and market prices of the Company's common stock have been restated giving retroactive recognition to the stock split.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Set forth below are the names and ages of the executive officers of the Company, positions held and the year from which held. These officers are elected annually by the Board of Directors.

Thomas P. Perciak, 51
Director, Chief Executive Officer and President

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1982. Chief Executive Officer and President of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1985. Mr. Perciak has been the managing officer of the Bank since 1979. He is also active in community organizations and serves on the Board of Trustees of the following organizations: The Strongsville Chamber of Commerce, Advisory Board of St. Andrew's Abbey, and Southwest Community Health Center Foundation Board. Mr. Perciak also serves as the Chairman of the Southwest Health Center Foundation Board.

John F. Ziegler, 46
Director, Chief Financial Officer and Executive Vice President

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1987. Chief Financial Officer and Executive Vice President of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1992. Mr. Ziegler has been employed by the Bank since 1975, became the Treasurer in 1983 and has served as Vice President since 1988.

Paula M. Dewey, 54
Secretary and Vice President

Secretary and Vice President of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1992. Ms. Dewey has been employed by the Bank since 1978 and has been Secretary of the Bank since January 1991. She was elected Vice President responsible for construction lending in January 1992; she has been in charge of construction lending since 1987 and served as Assistant Vice President from 1987 until January 1992.

Cynthia W. Gannon, 41
Treasurer and Vice President

Treasurer and Vice President of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1994. Mrs. Gannon has served as the Bank's Treasurer since January 30, 1992. She served as the Bank's Controller from January 1988 through January 1992 and is a certified public accountant.

William J. Harr, Jr, 36
Vice President

Vice President of Emerald Financial Corp. since 1998 and of The Strongsville Savings Bank since 1992. Mr. Harr has served as the Vice President responsible for branch operations since 1992. He served as branch manager of the Bank's main office in Strongsville from January 1990 to January 1992 and as a loan officer from July 1986 to January 1990.

Mike Kalinich, Sr., 68
Chairman of the Board of Directors

Chairman of the Board of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1991. Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1967. Mr. Kalinich has been President of the Kalinich Fence Company, Inc. for over 30 years and is active in numerous community organizations. He also serves as a Director of Southwest Community Health Center, Middleburg Heights, Ohio and as a Trustee Emeritus of the Strongsville Chamber of Commerce.

Joan M. Dzurilla, 72
Director

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1985. Mrs. Dzurilla served as Vice President of The Strongsville Savings Bank from 1989 to February 1994. She is a registered nurse.

Kenneth J. Piechowski, 50
Director

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1996. Mr. Piechowski is director of the Diaconate of the Diocese of Cleveland, where he has been employed since 1988. Prior to 1988, he worked with nationally recognized insurance companies.

William A. Fraunfelder, Jr., 55
Director

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1989. Mr. Fraunfelder, a lawyer, has served as Referee in the Juvenile Division of the Cuyahoga Court of Common Pleas for 30 years.

George P. Bohnert, Jr., 58
Director

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1993. Mr. Bohnert, a certified public accountant, has been a partner in the firm Foerster & Bohnert, Ltd. Since its inception in 1996. He was a partner with a regional accounting firm from 1978 to 1992 and practiced on his own from 1992 to 1996.

John J. Plucinsky, MD, 71
Director

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1978. Dr. Plucinsky has been a doctor of internal medicine with a specialty in hematology and oncology for over 30 years.

Glenn W. Goist, DDS, 58
Director

Director of Emerald Financial Corp. since its inception in 1996 and of The Strongsville Savings Bank since 1990. Dr. Goist has practiced dentistry for over 25 years. He maintains a private dental practice in Berea, Ohio.

Item 11. Executive Compensation

Item 11: Executive Compensation.

      The following table shows the cash compensation paid by The Strongsville Savings Bank in 1998, 1997 and 1996 to its most highly compensated executive officers, including its chief executive officer. No other executive officer received compensation, including salary and bonus, in excess of $100,000 in 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long-Term Compensation
                                                                                    ------------------------------
                                                 Annual Compensation                      Awards               Payouts
                                         ----------------------------------         ------------------         --------
                                                                                  ($)
                                                                   ($)        Restricted          (#)            ($)       ($)
           Name and                      ($) (1)    ($)        Other Annual      Stock   Securities Underlying  LTIP    All Other
      Principal Position         Year    Salary    Bonus       Compensation     Awards          Options        Payouts Compensation
      -------------------        ----    ------    -----       ------------     ------          -------        ------- ------------
Thomas P. Perciak                1998    219,200  131,515(2)       (3)             0             80,000           0       38,185(4)
President and Chief              1997    199,200  103,431          (3)             0             7,000            0       35,268
Executive Officer                1996    191,500  101,274          (3)             0               0              0       12,155

John F. Ziegler                  1998    144,000   86,369(2)       (3)             0             80,000           0       23,875(4)
Executive Vice                   1997    130,900   67,967          (3)             0             6,000            0       20,450
President and Chief              1996    125,800   66,529          (3)             0               0              0       15,081
Financial Officer

William J. Harr, Jr              1998    110,000   22,115(2)       (3)             0             20,000           0       17,004(4)
Vice President                   1997     88,400   27,524          (3)             0             3,000            0       10,112
                                 1996     85,000   23,804          (3)             0               0              0        9,461

----------

(1) Includes amounts deferred at the election of the named executive officers pursuant to The Strongsville Savings Bank's 401(k) plan.

(2) The Strongsville Savings Bank gave a 1998 Christmas bonus to each employee, including the three officers named in the Summary Compensation Table. The Christmas bonus of each of Messrs. Perciak, Ziegler and Harr was $4,215, $2,769 and $2,115, respectively. These amounts are included in the bonus figures in the table. Mr. Harr was also awarded a year-end merit bonus of $20,000. The bonus amounts reported are earned in the fiscal year noted even though such amounts may be payable in subsequent years.

(3) Perquisites and other personal benefits have not exceeded the lesser of $50,000 or ten percent (10%) of a named executive officer's salary and bonus.

(4) Includes (i) the dollar amount of contributions by The Strongsville Savings Bank to vested and unvested accounts under The Strongsville Savings Bank's trusteed profit-sharing retirement plan and 401(k) Plan and
      (ii) the current dollar value of the benefit realized or realizable as a result of The Strongsville Savings Bank's payment of the premiums on split-dollar life insurance policies. The dollar value of such benefit is calculated on an actuarial basis for the period between payment of the premium by The Strongsville Savings Bank and the anticipated date of repayment to The Strongsville Savings Bank of premiums previously paid for the split-dollar life insurance policies. The current dollar value of the benefit to Messrs. Perciak, Ziegler and Harr of the split-dollar life insurance premiums paid in 1998 is $18,564, $4,254 and $1,482, respectively. The Strongsville Savings Bank contributed $14,821 to Mr. Perciak's profit-sharing account in 1998 and made discretionary contributions of $4,800 to his 401(k) plan account. The bank contributed $14,821 to Mr. Ziegler's profit-sharing account in 1998 and made discretionary contributions of $4,800 to his 401(k) plan account. The bank contributed $11,559 to Mr. Harr's profit-sharing account in 1998 and made discretionary contributions of $3,963 to his 401(k) plan account.

      Stock Options. The following table has to do with options granted in 1998 to the executive officers named in the Summary Compensation Table. The 5% and 10% assumed rates of appreciation are specified by the rules of the Securities and Exchange Commission. They do not represent Emerald's estimates or projections of future prices for Emerald's stock. The exercise price of options granted in 1998 equaled the average of the bid and asked prices of a share of Emerald common stock on the grant date. The options granted in 1998 to the identified executive officers were granted under Emerald's 1998 Stock Option and Incentive Plan.

                                                                                                        Potential Realizable
                                                                                                        Value at Assumed
                                                                                                        Annual Rates of Stock
                        Individual Grants                                                               Price Appreciation for
                        --------------------------------------------------------------------------      Option Term
                        Number of           Percent of Total                                         ----------------------------
                        Securities          Options Granted to                                          5%               10%
                        Underlying Options  Employees in Fiscal  Exercise or Base
Name                    Granted (#)         Year                 Price ($/Sh )     Expiration Date
----------------------  ------------------  -------------------  ----------------  ---------------   ---------------------------
Thomas P. Perciak.....      80,000                25.72%            $13.3125        April 18, 2008   $669,773         $1,697,336
John F. Ziegler.......      80,000                25.72%            $13.3125        April 18, 2008   $669,773         $1,697,336
William J. Harr, Jr...      20,000                 6.43%            $13.3125        April 18, 2008   $167,443         $  424,334

      The following table shows the number and value of unexercised stock options held on December 31, 1998 by the executive officers named in the Summary Compensation Table, as well as information concerning their exercises of options in 1998. Expiring 10 years after the date of grant, the options have exercise prices per share equal to the average of the closing bid and asked prices of Emerald stock on the grant date. The options were granted under Emerald's 1998 Stock Option and Incentive Plan and the 1994 Long-Term Incentive Plan.


                                                                 Securities Underlying         Value of Unexercised
                                                                 Unexercised Options at        In-The-Money Options
                                     Shares                      Fiscal Year End (#)           at Fiscal Year End ($) *
                                    Acquired       Value         -------------------------     -------------------------
              Name                on Exercise     Realized       Exercisable Unexercisable     Exercisable Unexercisable
        -------------------       -----------     --------       -------------------------     -------------------------
                                      (#)            ($)
                                      ---            ---
Thomas P. Perciak .............          0       $        0         214,000        80,000     $1,315,000   $ (195,000)
John F. Ziegler ...............          0       $        0         156,000        80,000     $  954,000   $ (195,000)
William J. Harr, Jr ...........     46,000       $  287,500          40,000        20,000     $  237,125   $  (48,750)

----------
* Represents the aggregate market value of options to purchase Emerald stock awarded to the named executive officers, based upon (a) the $10.875 estimated fair market value per share of Emerald common stock on December 31, 1998 and (b) the exercise prices of $4.56 and $7.12 for exercisable options. The $13.3125 exercise price of the unexercisable options exceeded the estimated year-end fair market value per share of Emerald common stock.

      All options granted to the identified executive officers under the 1994 Long-Term Incentive Plan had become exercisable by December 31, 1998. Options granted to the identified executive officers under Emerald's 1998 Stock Option and Incentive Plan were granted on April 17, 1998. A portion of the options becomes exercisable on April 17, 1999. The remainder becomes exercisable (a) incrementally over the 10-year term of the options or (b) upon shareholder approval of the February 27, 1999 Affiliation Agreement between Emerald and Fifth Third Bancorp, whichever first occurs.

      Retirement Plan Information. Neither Emerald nor The Strongsville Savings Bank has a retirement plan for officers or employees providing defined benefits based upon salary, years of service or other measures. Instead, The Strongsville Savings Bank has implemented a profit-sharing plan under which The Strongsville Savings Bank may make entirely discretionary cash contributions. The Strongsville Savings Bank has also implemented a 401(k) plan whereby matching contributions will be made for each participating officer or employee who elects to defer a portion of his or her salary for investment in the 401(k) plan. The amount of salary that may be deferred by any individual and the amount (and vesting) of the matching contributions are subject to limitations (matching contributions of up to 60% of the deferral, subject to maximum matching contribution amount; no matching contributions for deferral in excess of 5% of salary; incremental vesting of the matching contribution over a period of six years).

      Recognizing the importance of building and retaining a competent management team, effective January 1, 1995 The Strongsville Savings Bank entered into Executive Supplemental Benefit Agreements with six of its officers, including the three executive officers identified in the Summary Compensation Table. The Executive Supplemental Benefit Agreements were adopted following Board review of a comprehensive compensation study presented by KPMG LLP as compensation consultants. The Executive Supplemental Benefit Agreements provide for payments in the event of retirement, death, disability or a change in control. Under the terms of each agreement, death, disability and post-employment/retirement benefits are provided to each covered employee. By defining the amounts each executive will receive upon formal retirement, each executive has been given what the Board believes to be a reasonable incentive to remain with The Strongsville Savings Bank until retirement.

      The Executive Supplemental Benefit Agreements of Messrs. Perciak, Ziegler and Harr provide for payment of an annual benefit upon their retirement. "Retirement Date" is defined in the Agreements to mean the first day of the month following the executive officer's 65th birthday on which he or she elects to retire (or an early retirement date that may be agreed to by the Board of Directors). The retirement benefit vests ratably each year, becoming fully vested at age 65 or, if sooner, (i) upon death or permanent disability or (ii) upon a change in control of Emerald. Rather than receiving annual payments, Mr. Perciak and Mr. Ziegler may petition the Board of Directors or the appropriate committee thereof for payment of the entire retirement benefit in one lump sum (discounted to the present value at that time, using a 6% discount rate). The benefit payable in the event of a change in control would also be paid in a lump sum, similarly discounted to present value. Likewise, Mr. Perciak and Mr. Ziegler may petition for full vesting of benefits if they choose to retire before reaching age 65.

      Mr. Perciak's Executive Supplemental Benefit Agreement dated July 15, 1997 provides for annual payment for 20 years following retirement (assuming full vesting) based on a July 1997 present value of $645,000 plus earnings or appreciation thereon. His Executive Supplemental Benefit Agreement dated January 1, 1995, as amended July 15, 1997, provides for annual payment for 20 years following retirement (assuming full vesting) in amounts ranging from $17,959 for retirement in 1999 to $134,693 for retirement at age 65, or $269,739 as a lump sum payment for a change in control in 1999.

      Mr. Ziegler's Executive Supplemental Benefit Agreement dated July 15, 1997 provides for annual payment for 20 years following retirement (assuming full vesting) based on a July 1997 present value of $307,827 plus earnings or appreciation thereon. His Executive Supplemental Benefit Agreement dated January 1, 1995, as amended July 15, 1997, provides for annual payment for 20 years following retirement (assuming full vesting) in amounts ranging from $2,565 for retirement in 1999 to $25,647 for retirement at age 65, or $38,731 as a lump sum payment for a change in control in 1999.

      The retirement benefit payable to Mr. Harr under his Executive Supplemental Benefit Agreement would be $23,585 annually for 20 years for retirement at age 65, or a lump sum of $20,568 for a change in control in 1999.

      A payment in respect of a change in control would be made under the Executive Supplemental Benefit Agreements if the executive officer is involuntarily terminated (except for cause) or voluntarily terminates his or her employment for "good reason." In general terms, "good reason" is defined to include a change in the executive officer's status, title or responsibilities that does not represent a promotion, a reduction in base salary, certain relocations or a material reduction in benefits. Following the 1997 holding company reorganization of The Strongsville Savings Bank, the Executive Supplemental Benefit Agreements' definition of "change in control" was amended. As amended, a "change in control" includes the following circumstances:

      (i) the acquisition by a person or persons acting in concert of the power to vote 25% or more of a class of Emerald's voting securities, or the acquisition by a person of the power to direct Emerald's management or policies, if the Board of Directors or the Office of Thrift Supervision has made a determination that such acquisition constitutes or will constitute an acquisition of control for the purposes of the Savings and Loan Holding Company Act or the Change in Bank Control Act and the regulations thereunder;

      (ii) during any period of two consecutive years, individuals who at the beginning of the two-year period constitute the Board of Directors of The Strongsville Savings Bank or Emerald cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of the two-year period has been approved in advance by directors representing at least two thirds of the directors then in office who were directors in office at the beginning of the period;

      (iii) Emerald shall have merged into or consolidated with another corporation, or merged another corporation into Emerald, on a basis whereby less than 50% of the total voting power of the surviving corporation is represented by shares held by former shareholders of Emerald prior to such merger or consolidation; or

      (iv) Emerald shall have sold substantially all of its assets to another person. The term "person" refers to an individual, corporation, partnership, trust, association, joint venture, pool, syndicate, sole proprietorship, unincorporated organization or other entity.

      Under the Executive Supplemental Benefit Agreement, the benefit payable to Mr. Perciak would be $269,739 under his January 1, 1995 Executive Supplemental Benefit Agreement and $645,000 plus related earnings under his July 15, 1997 Executive Supplemental Benefit Agreement for a change in control in 1999 and involuntary termination (except for cause) or voluntary termination for good reason within six months thereafter. For Mr. Ziegler, the benefit payable under similar circumstances would be $38,731 under his January 1, 1995 Executive Supplemental Benefit Agreement and $307,827 plus related earnings under his July 15, 1997 Executive Supplemental Benefit Agreement in the event of a change in control in 1999 and involuntary termination (except for cause) or voluntary termination for good reason within six months thereafter. Lastly, for Mr. Harr the benefit payable would be $20,568. Change-in-control benefit payments under the Executive Supplemental Benefit Agreements will be made in a lump sum.

      Although the February 27, 1999 Affiliation Agreement with Fifth Third Bancorp and the merger contemplated thereby will constitute a change in control of Emerald under the terms of the Executive Supplemental Benefit Agreements, the Affiliation Agreement provides in ss.VII.B.7 that Fifth Third will honor, assume and perform the obligations of Emerald and The Strongsville Savings Bank under the Executive Supplemental Benefit Agreements of Messrs. Perciak and Ziegler. Messrs. Perciak and Ziegler have agreed that the change in control represented by the merger with Fifth Third will not cause accelerated vesting of their benefits under the Executive Supplemental Benefit Agreements. Accordingly, Messrs. Perciak and Ziegler will not be entitled to receive at completion of the merger the change-in-control payments specified in their January 1, 1995 and July 15, 1997 Executive Supplemental Benefit Agreements. The change-in-control, retirement, disability or other payments specified in those agreements could, however, become owing to Messrs. Perciak and Ziegler in the future.

      The Strongsville Savings Bank has obtained life insurance policies whose benefits, payable to The Strongsville Savings Bank as beneficiary, would be sufficient to satisfy the obligations of The Strongsville Savings Bank and Emerald under the Executive Supplemental Benefit Agreements. The Strongsville Savings Bank is the sole owner of and beneficiary under the life insurance policies, except that Messrs. Perciak, Ziegler and Harr are the owners of the split-dollar insurance policies on their lives. The split-dollar insurance policy on Mr. Perciak's life had a net present value of $163,482 at the time of its acquisition in 1997. Mr. Perciak is the owner of the policy and he and his successors or assigns are entitled to exercise all rights thereunder. The policy has been collaterally assigned to The Strongsville Savings Bank. The purpose of the collateral assignment is to secure repayment to The Strongsville Savings Bank of premiums paid on the policy, which premiums will be repaid from proceeds of the policy upon Mr. Perciak's death or earlier termination of the policy. The split-dollar insurance policy on Mr. Ziegler's life had a net present value of $71,203 at the time of its acquisition in 1997. Mr. Ziegler is the owner of the policy and he and his successors or assigns are entitled to exercise all rights thereunder. This policy has also been collaterally assigned to The Strongsville Savings Bank.

      Although benefits under the Executive Supplemental Benefit Agreements are payable in the future, the estimated present value of future benefits is being accrued over the period from the effective date of the agreements until the expected retirement dates of the participants. The insurance premium expense under the life insurance policies purchased to fund contractual obligations to Messrs. Perciak, Ziegler and Harr in 1998, and their approximate cash surrender value to The Strongsville Savings Bank, are an aggregate of $91,481 and $306,950, respectively.

      Employment Agreements. Each of Mr. Perciak and Mr. Ziegler serves pursuant to an employment agreement with The Strongsville Savings Bank. The employment agreements have three-year terms, renewed at each anniversary date for an additional year based upon a determination of the Board that the performance of the executive has met the Board's requirements and standards. The effect of the annual renewal is that each contract then has a new three-year term. Each contract was renewed for an additional year by Board action on November 18, 1998.

      Under the terms of his employment agreement, Mr. Perciak's base salary, currently $230,160, is subject to annual adjustment by the Board of Directors. He is also entitled to annual incentive compensation of 2.5% of Emerald's pre-tax profits (up to 50% of base salary). If Mr. Perciak (i) is involuntarily terminated (other than for cause) within six months after a change in control of Emerald or (ii) voluntarily terminates his employment for good reason within six months after a change in control of Emerald, he will receive his base salary for the remaining term of the employment agreement. For purposes of the change-in-control features of the employment agreement, "change in control" is defined in the same fashion as "change in control" for purposes of the Executive Supplemental Benefit Agreements.

      Under the terms of his employment agreement, Mr. Ziegler's base salary, currently $151,200, is likewise subject to annual adjustment by the Board of Directors. He is also entitled to annual incentive compensation of 1% of Emerald's pre-tax profits (up to 50% of base salary). Additionally, if Mr. Ziegler (i) is terminated at any time other than for cause, (ii) voluntarily terminates his employment for good reason within six months after a change in control (defined in the same manner as in Mr. Perciak's agreement) or (iii) is involuntarily terminated within six months following a change in control, he will receive his base salary for the remaining term of the employment agreement.

      Mr. Perciak's and Mr. Ziegler's compensation arrangements also include a split-dollar life insurance policy and Executive Supplemental Benefit Agreements.

      Although Messrs. Perciak and Ziegler are expected to serve as officers of Fifth Third Bank, Northwestern Ohio, N.A. after the merger, Fifth Third has agreed in ss.VII.B.3 of the Affiliation Agreement to honor the change-in-control provisions of their employment agreements and to pay to them at the effective time of the merger the change-in-control payments specified therein, except to the extent any such payment would constitute an "excess parachute payment" under ss.280(G) of the Internal Revenue Code of 1986. Accordingly, Mr. Perciak expects to receive a change-in-control payment of approximately $850,591 under his employment agreement, and Mr. Ziegler expects to receive a change-in-control payment of approximately $547,717 under his employment agreement.

      Change-in-Control Arrangements

            Severance Agreements. The Strongsville Savings Bank entered into severance agreements in 1994 with eight officers other than Messrs. Perciak and Ziegler, including Mr. William J. Harr, Jr., an executive officer identified in the Summary Compensation Table and Ms. Deborah A. Perciak, Vice President of The Strongsville Savings Bank and spouse of Thomas P. Perciak, Emerald's and The Strongsville Savings Bank's President and Chief Executive Officer. Each severance agreement has a term of one year, renewable each year for an additional year upon a determination by the Board of Directors that the executive has met the Board's performance standards. Each severance agreement terminates when the executive reaches the retirement age of 65.

      Each severance agreement provides that in the event of the involuntary termination of the executive (other than for cause) or the executive's voluntary termination for good reason within six months after a change in control, the executive would receive a lump sum payment equal to the executive's annual base salary, plus the continuation of benefits until the earlier of the executive's employment by another employer or the expiration of twelve months from the executive's date of termination. If the executive incurs legal fees or expenses enforcing the severance agreement, Emerald or The Strongsville Savings Bank would pay all such fees and expenses if the executive prevails, and an amount up to $25,000 if the executive does not prevail. Payments to the executives under the severance agreements would not constitute excess parachute payments under the Internal Revenue Code.

      The definition in the severance agreements of "change in control" was amended in 1997. As amended, a change in control is defined in the same manner that term is defined for purposes of the Executive Supplemental Benefit Agreements.

      Although some or all of these officers are expected to continue to serve as officers of Fifth Third Bank, Northwestern Ohio, N.A. after the merger, Fifth Third has agreed in ss.VII.B.3 of the Affiliation Agreement to honor the change-in-control provisions of their severance agreements and to pay to them at the effective time of the merger the change-in-control payments specified therein, except to the extent any such payment would constitute an "excess parachute payment" under ss.280(G) of the Internal Revenue Code of 1986. Accordingly, Mr. Harr expects to receive a change-in-control payment of approximately $115,500.

            Executive Supplemental Benefit Agreements. The Strongsville Savings Bank has also entered into Executive Supplemental Benefit Agreements with Messrs. Perciak and Ziegler and the eight other officers with whom The Strongsville Savings Bank has entered into severance agreements. The Executive Supplemental Benefit Agreements provide for payments to the executive officers in certain events, including involuntary termination (except for cause) or voluntary termination for good reason (defined in the same fashion as under the severance agreements) within six months after a change in control.

BOARD REPORT ON EXECUTIVE COMPENSATION

      The full Board determines the executive compensation to be paid to the two most senior executive officers, Messrs. Perciak and Ziegler. Mr. Perciak and Mr. Ziegler are excluded from discussion and board deliberation regarding compensation paid to them.

      For other officers, the function of administering executive compensation policies is currently performed by The Strongsville Savings Bank's Wage and Salary Committee. In this process, officers are evaluated on their performance during the year compared to The Strongsville Savings Bank's performance, thrift industry compensation surveys and comparable positions at other thrift institutions. Because the Board regards Messrs. Perciak and Ziegler as having the greatest impact on corporate performance, the Board members have established a compensation philosophy of providing base pay and incentive compensation for these executive officers reflective of The Strongsville Savings Bank's financial performance compared to situated thrifts. For individuals other than Messrs. Perciak and Ziegler, the Wage and Salary Committee seeks to establish executive officer base salaries at a level commensurate with corporate performance, peer group competitors and the individual officers' performance. The Board and the Wage and Salary Committee continue to review all elements of executive compensation in order to ensure that the total compensation program, and each compensation element, meets Emerald's and The Strongsville Savings Bank's business objectives and philosophy.

      As a general rule, it has been the Board of Directors' and the Option Committee's policy to take into account tax and financial accounting considerations in connection with the granting of options or other forms of grants and awards under the 1994 Long-Term Incentive Plan and the 1998 Stock Option and Incentive Plan. The Board of Directors does not expect that grants or awards will be made that would exceed the limit on deductibility established by the Omnibus Budget Reconciliation Act of 1993. In 1993, the Omnibus Budget Reconciliation Act added Section 162(m) to the Internal Revenue Code, the effect of which is generally to eliminate the deductibility of compensation over $1 million paid to certain highly compensated executive officers of publicly held corporations, such as the executive officers identified in the "Summary Compensation Table." Section 162(m) applies to all remuneration (both cash and non-cash) that would otherwise be deductible for tax years beginning on or after January 1, 1994, unless expressly excluded. Although the Board and Option Committee reserve the right to make grants and awards under the 1994 Long-Term Incentive Plan and the 1998 Stock Option and Incentive Plan under circumstances in which the compensation component thereof would not be fully deductible for federal income tax purposes, they do not currently expect to do so.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

      Mr. Perciak received an increase in base salary for 1998 of $20,000, or approximately 10%. Although the Board generally takes into consideration the overall performance of The Strongsville Savings Bank, the Board does not use any specific measures or weighting of that performance in establishing Mr. Perciak's base salary. Mr. Perciak's compensation package is formalized in an employment agreement. Mr. Perciak and Executive Vice President Ziegler are eligible to receive up to 50% of base salary in the form of annual incentive compensation under the terms of their employment contracts. Mr. Perciak earned incentive compensation in fiscal year 1998 for the maximum amount possible under his employment contract.

      In reviewing Mr. Perciak's performance as President and Chief Executive Officer and the justification for renewal of his employment contract for an additional year, the directors favorably considered Mr. Perciak's performance relative to the following factors: the increase in fee income, the growth in deposits, loans and profitability attributable to The Strongsville Savings Bank's corporate performance (return on assets and return on equity), the volume of residential acquisition and development lending attributable to Mr. Perciak, the market share performance of The Strongsville Savings Bank and The Strongsville Savings Bank's compliance with safe and sound banking principles and Community Reinvestment Act/consumer regulation requirements. At its November 18, 1998 meeting, the Board determined that each of Messrs. Perciak and Ziegler had met the standards of the Board for executive officer performance. Therefore, their employment contracts were renewed for one additional year.

      Submitted by Emerald's Board of Directors: Thomas P. Perciak, John F. Ziegler, George P. Bohnert, Jr., Joan M. Dzurilla, William A. Fraunfelder, Jr., Glenn W. Goist, Mike Kalinich, Sr., Kenneth J. Piechowski and John J. Plucinsky

PERFORMANCE GRAPH

      The stock of The Strongsville Savings Bank began trading publicly on October 5, 1993, having been sold in an initial public offering at the price of $3.25 per share (adjusted for subsequent stock splits). Effective March 6, 1997, each share of The Strongsville Savings Bank stock was converted into one share of Emerald common stock, and The Strongsville Savings Bank became a wholly owned subsidiary of Emerald. Emerald common stock was approved for designation as a Nasdaq National Market security on March 6, 1997.

      The following graph compares the cumulative total shareholder return on Emerald common stock to the cumulative total return of (i) a broad index of the National Association of Securities Dealers, Inc. Automated Quotations System ("Nasdaq") and (ii) the MG Savings and Loan Index, which is comprised of 360 publicly traded savings associations and thrift holding companies. The graph compares cumulative total shareholder return for the period commencing December 31, 1993 and ending December 31, 1998, assuming that $100 was invested on December 31, 1993 and that all dividends were reinvested.

                    COMPARISON OF THE CUMULATIVE TOTAL RETURN
                          AMONG EMERALD FINANCIAL CORP.
                      MG S&L INDEX, AND NASDAQ MARKET INDEX

                       12/31/93   12/31/94   12/31/95   12/31/96   12/31/97   12/31/98

Emerald Financial       $100.00    $105.40    $116.77    $137.83    $276.89    $276.04

NASDAQ                  $100.00    $104.99    $136.18    $169.23    $207.00    $291.96

MG S&L Peer Group       $100.00    $ 95.79    $151.72    $198.00    $332.91    $291.84

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      In 1998, The Strongsville Savings Bank's Wage and Salary Committee consisted of Mrs. Dzurilla and Messrs. Kalinich and Perciak. Neither Mr. Kalinich nor Mrs. Dzurilla is an officer of Emerald or The Strongsville Savings Bank. Although Mr. Kalinich was a Vice President of The Strongsville Savings Bank until 1991, he was an officer in name only, with no operational authority. Mrs. Dzurilla served as a Vice President of The Strongsville Savings Bank from 1989 until 1994.

      The Strongsville Savings Bank refers title insurance business to National Land Title Insurance Company and City Title Company Agency, Inc. Joseph and Michael Dzurilla, the adult sons of Director Joan M. Dzurilla, own the stock of NLTI Financial, which owns 100% of National Land Title Insurance Company. City Title Company Agency, Inc. is a real estate title insurance agency wholly owned by National Land Title Insurance Company. City Title Company Agency, Inc. performs title searches, title examinations and insurability determinations related to title insurance commitments for mortgage loan transactions insured by National Land

Title Insurance Company. City Title Company Agency, Inc. and National Land Title Insurance Company charge for title business work at a rate consistent with the standards for that industry. City Title Company Agency, Inc. performed services in 1998 related to loan transactions such as title insurance and commitments, title examinations and post-closing services. Borrowers of The Strongsville Savings Bank paid City Title Company Agency, Inc. $324,447.35 in 1998 for services related to loan transactions.

DIRECTORS' COMPENSATION

      Each nonemployee director received $650 for each Board of Directors meeting held from January through April 1998, and $700 for each Board meeting held thereafter. Mr. Kalinich received additional compensation as Chairman of the Board, totaling $21,167 in 1998. Nonemployee directors serving on committees, including the Executive Committee, the Wage and Salary Committee and the Audit Committee, received fees of $300 for attendance at each committee meeting in 1998.

      The foregoing cash compensation of directors has been paid to directors for their service on the Board of Directors of The Strongsville Savings Bank, and committees thereof. Since the formation of Emerald, none of its executive officers or directors has received any cash remuneration from Emerald, except that directors who serve on Emerald's Option Committee receive fees for attendance at Option Committee meetings. Because Emerald's business principally consists of acting as holding company for The Strongsville Savings Bank, Emerald does not expect that cash compensation will be paid to officers of Emerald in addition to that paid to them by The Strongsville Savings Bank.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires Emerald's directors and executive officers, as well as persons who own more than 10% of a registered class of Emerald's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Emerald common stock. Based solely on review of the copies of such reports furnished to Emerald and written representations to Emerald, to the best of Emerald's knowledge all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with in 1998 except as noted below.

      Director Piechowski purchased shares 454.545 shares through a voluntary contribution to the Company's DRIP plan in September 1998; the related Form 4 was received by the Securities and Exchange Commission on October 26, 1998.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

Item 12: Security Ownership of Certain Beneficial Owners and Management.

      The following table shows the share ownership of (1) each director, (2) each executive officer named in the Summary Compensation Table and (3) all executive officers and directors of Emerald as a group. The column showing shares acquirable by exercise of options reflects options granted under Emerald's 1998 Stock Option and Incentive Plan and The Strongsville Savings Bank 1994 Long-Term Incentive Plan. In connection with the holding company reorganization of The Strongsville Savings Bank completed on March 6, 1997, Emerald adopted and assumed all obligations under the 1994 Long-Term Incentive Plan. Options issued under the 1994 Long-Term Incentive Plan became options to acquire a like number of shares of Emerald stock, exercisable on the same terms and conditions. Information in the table below is as of February 28, 1999. Except as may be noted, all shares are owned directly or indirectly by the named individuals or by their spouses and minor children, over which shares the named individuals effectively exercise voting and investment power. Except as disclosed in the table, no other person is known by management to be the beneficial owner of more than 5% of Emerald's stock.

                                                                          Shares Acquirable by
Name and Address of Beneficial Owner           Shares Beneficially Owned  Exercise of Options (1)  Percent of Class
---------------------------------------------  -------------------------  -----------------------  ----------------
George P. Bohnert............................           17,412                    4,000                    (2)
Joan M. Dzurilla.............................        2,464,740 (3)                4,000                 22.50%
            14092 Pearl Road
            Strongsville, OH  44136
William A. Fraunfelder, Jr...................           41,507 (4)                4,000                    (2)
Glenn W. Goist...............................           46,900                    4,000                    (2)
William J. Hart, Jr..........................           43,237                   20,000                    (2)
Mike Kalinich, Sr............................          105,600                   10,000                  1.05%
Thomas P. Perciak............................          454,331 (5)               80,000                  4.84%
            14092 Pearl Road
            Strongsville, Ohio  44136
Kenneth J. Piechowski........................            2,240                   20,000                    (2)
John J. Plucinsky............................          204,374                   20,000                  2.04%
John F. Ziegler..............................          277,444 (6)               80,000                  3.24%
All directors and executive
officers as a group (12 persons).............        4,054,231                  286,000                 36.02%

----------
(1) Options to acquire the shares reflected in the table were granted on April 17, 1998. Options granted to directors who are not officers or employees are currently exercisable in their entirety. A portion of the options held by executive officers becomes exercisable on April 17, 1999. The remainder becomes exercisable (a) incrementally over their remaining terms or (b) upon shareholder approval of the February 27, 1999 Affiliation Agreement between Emerald and Fifth Third Bancorp, whichever first occurs. The entire option grant to the named individuals is reflected in the table.

(2)   Less than 1%.

(3) Mrs. Dzurilla holds 176,140 shares through the Joan M. Dzurilla Charitable Remainder Trust, of which she is the settlor and sole trustee. A charitable organization is the sole beneficiary of the trust.

(4) Does not include 3,800 shares held by Mr. Fraunfelder's spouse. Mr. Fraunfelder disclaims beneficial ownership of those shares.

(5) Mr. Perciak has sole voting and investment power over 217,831 shares, including shares held in his 401(k) plan account. Mr. Perciak shares voting and investment power over 226,000 shares held by the Thomas P. Perciak Trust, of which he and his spouse are trustees, and 10,000 shares held jointly by Mr. Perciak and his father. The figures representing Mr. Perciak's ownership do not include, and he disclaims beneficial ownership of, 49,422 shares held by his spouse, 20,000 shares acquirable upon exercise of options held by his spouse, and 36,800 shares held jointly by his spouse and her parents.

(6) Of these shares, Mr. Ziegler holds 1,900 shares as custodian for his minor children. Includes 23,400 shares Mr. Ziegler owns jointly with his mother.

      The shares shown in the table include shares that are pledged or may be pledged from time to time by the directors and executive officers of Emerald. According to a Schedule 13D, Amendment No. 5, beneficial ownership report filed by Mrs. Dzurilla with the Securities and Exchange Commission on March 4, 1999, Mrs. Dzurilla has pledged 567,700 shares to a brokerage firm, securing margin debt of approximately $226,631. According to a Schedule 13D beneficial ownership report filed by Mr. Perciak with the Securities and Exchange Commission on March 8, 1999, Mr. Perciak incurred indebtedness of approximately $2,256,181 with an Ohio-based financial institution in connection with his exercise of options to acquire Emerald common stock. The indebtedness is secured by a pledge of the 214,000 shares acquired by exercise of options. Mr. Ziegler has also pledged to that institution 156,000 shares as security for a loan of approximately $1,331,000. Mr. Ziegler acquired those 156,000 shares by exercise of options in 1999, using the proceeds of such loan. Mr. Harr also pledged to that institution 40,000 shares as security for a loan of approximately $362,500. Mr. Harr acquired those 40,000 shares by exercise of options in 1999, using the proceeds of such loan. Directors Bohnert, Goist and Fraunfelder and three executive officers not named in the preceding table have also pledged shares acquired by exercise of options to the Ohio-based financial institution as security for the loans they obtained for the purpose of exercising options. The table includes 16,000 shares pledged by Director Bohnert, 16,000 shares pledged by Director Goist, 16,000 shares pledged by Director Fraunfelder and 80,000 shares pledged by two executive officers not named in the preceding table, securing indebtedness of $73,000 of Director Bohnert, $73,000 of Director Goist, $73,000 of Director Fraunfelder and an aggregate of $561,536 of the two executive officers not named in the preceding table.

Item 13. Certain Relationships and Related Transactions

Some of the directors and officers, as well as firms and companies with which they are associated, are and have been customers of the Company, and have engaged in various banking transactions with the Company in 1998. Loan transactions with these persons were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, prevailing at the time for comparable transactions with others, and did not represent more than a normal risk of collectibility or other unfavorable features.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Independent Auditors' Report - See Item 8 Financial Statements and
            Supplementary Data of this Form 10-K

            Consolidated Financial Statements Report - See Item 8 Financial Statements and Supplementary Data of this Form 10-K

            (a) Consolidated Statements of Financial Condition as of December 31, 1998 and 1997

            (b) Consolidated Statements of Income for Each of the Years in the Three Year Period Ended December 31, 1998

            (c) Consolidated Statements of Cash Flows for Each of the Years in the Three Year Period Ended December 31, 1998

            (d) Consolidated Statements of Shareholders' Equity for Each of the Years in the (e) Three Year Period Ended December 31, 1998

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

                                      EMERALD FINANCIAL CORP.


                                      By: /s/ Thomas P. Perciak
                                          --------------------------------------
                                          Thomas P. Perciak
                                          President and Chief Executive Officer
                                          Date: March 29, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Thomas P. Perciak                                             March 29, 1999
-----------------------------------------------
Thomas P. Perciak
Director, President and Chief Executive Officer
(principal executive officer)


/s/ John F. Ziegler                                               March 29, 1999
-----------------------------------------------
John F. Ziegler
Director, Executive Vice President
and Chief Financial Officer
(principal accounting and financial officer)


/s/ Mike Kalinich                                                 March 29, 1999
-----------------------------------------------
Mike Kalinich
Director,  Chairman of the Board


/s/ Kenneth J. Piechowski                                         March 29, 1999
-----------------------------------------------
Kenneth J. Piechowski
Director


/s/ Joan M. Dzurilla                                              March 29, 1999
-----------------------------------------------
Joan M. Dzurilla
Director

/s/ William A. Fraunfelder, Jr.                                   March 29, 1999
-----------------------------------------------
William A. Fraunfelder,  Jr.
Director


/s/ Glenn W. Goist                                                March 29, 1999
-----------------------------------------------
Glenn W. Goist
Director


/s/ John J. Plucinsky                                             March 29, 1999
-----------------------------------------------
John J. Plucinsky
Director


/s/ George P. Bohnert, Jr.                                        March 29, 1999
-----------------------------------------------
George P. Bohnert, Jr.
Director

The following exhibits are either attached to or incorporated by reference in this Annual Report on Form 10-K:

      Exhibit                                                         Attachment
      Number   Description                                              Number
      ------   -----------                                            ----------
      (3)(i)   Articles of Incorporation, as amended                      *
      (3)(ii)  Code of Regulations                                        *
      (10)(a)  Amendment to Employment Agreement
               (Thomas P. Perciak)                                        (b)
      (10)(b)  Amendment to Employment Agreement
               (John F. Ziegler)                                          (b)
      (10)(c)  The Strongsville Savings Bank 1994 Long-Term
               Incentive Plan                                             (a)
      (10)(d)  Severance Agreement (Dean R. Anaya)                        (a)
      (10)(e)  Amended Severance Agreement (Paula M. Dewey)               (b)
      (10)(f)  Amended Severance Agreement (Cynthia W. Gannon)            (b)
      (10)(g)  Amended Severance Agreement (William J. Harr, Jr.)         (b)
      (10)(h)  Amendment to Executive Supplemental Benefit Agreement
               (Thomas P. Perciak)                                        (b)
      (10)(i)  Amendment to Executive Supplemental Benefit Agreement
               (John F. Ziegler)                                          (b)
      (10)(j)  Executive Supplemental Benefit Agreement
               (Dean R. Anaya)                                            (a)
      (10)(k)  Amended Executive Supplemental Benefit Agreement
               (Paula M. Dewey)                                           (b)
      (10)(l)  Amended Executive Supplemental Benefit Agreement
               (Cynthia W. Gannon)                                        (b)
      (10)(m)  Amended Executive Supplemental Benefit Agreement
               (William J. Harr, Jr.)                                     (b)
      (10)(n)  Executive Supplemental Benefit Agreement
               (Deborah A. Perciak)                                       (a)
      (10)(o)  Split Dollar Life Insurance Agreement
               (Thomas P. Perciak)                                        (b)
      (10)(p)  Split Dollar Life Insurance Agreement
               (John F. Ziegler)                                          (b)
      (10)(q)  Executive Supplemental Benefit Agreement
               (Thomas P. Perciak)                                        (b)
      (10)(r)  Executive Supplemental Benefit Agreement
               (John F. Ziegler)                                          (b)
      (10)(s)  Merger Agreement and Shareholder Support Agreement         (c)
      (11)     Computation of earnings per share                          11
      (21)     Subsidiaries                                               21
      (23)(a)  Consent KPMG LLP                                           23(a)
      (23)(b)  Consent Deloitte & Touche LLP                              23(b)
      (27)     Financial data schedule                                    27
      (99)     Additional Exhibits - Report of predecessor
               independent accountants                                    99

----------
      * Incorporated by reference to Exhibits 3(i)and 3(ii) of Registrant's Registration Statement on Form 8-A, filed March 6, 1997.

      (a) Incorporated by reference to Exhibit 99(i) of Registrant's Registration Statement on Form 8-A, filed March 6, 1997.

      (b) Incorporated by reference to Exhibit 10 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

      (c) Incorporated by reference to Exhibit 99.1 of Registrant's Form 8-K filed on March 2, 1999 under Commission file number 000-22201.

(b)   None

(c)   All required exhibits are filed as attached or incorporated by reference.

(d)   No financial statement schedules are required to be filed.

                             EMERALD FINANCIAL CORP.

       INDEX TO EXHIBITS TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

      Exhibit                      Description
----------------------------------------------------------------------------
      (11)                    Computation of earnings per share
      (21)                    Subsidiaries
      (23)(a)                 Consent KPMG LLP
      (23)(b)                 Consent Deloitte & Touche LLP
      (27)                    Financial Data Schedule
      (99)                    Report of Predecessor Independent Accountants