Form 10-Q
period 1999-03-31
EMERALD FINANCIAL CORP
filed 1999-05-12
CIK 888632

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

[ ]      TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                   For the transition period from ________ to ________

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
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Capital Stock, No Par Value                          11,034,551
-------------------------------------------------------------------------------
         (Class)                            (Outstanding at April 30, 1999)

                             EMERALD FINANCIAL CORP.

                                TABLE OF CONTENTS
                                -----------------


PART I.           FINANCIAL INFORMATION                                                           PAGE
         Item I.  Financial Statements:

                  Consolidated Statements of Financial
                  Condition as of March 31, 1999, (unaudited)
                  and December 31, 1998..........................................................  2

                  Consolidated Statements of Income for
                  the Three Month Periods Ended March
                  31, 1999 and 1998 (unaudited)..................................................  3

                  Consolidated Statements of Cash Flows
                  for the Three Month Periods Ended March
                  31, 1999 and 1998 (unaudited)..................................................  4

                  Notes to Consolidated Financial Statements (unaudited).........................  5

        Selected Financial Information...........................................................  8

        Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................................  9

                  Tables......................................................................... 19

       Item 3.    Qualitative and Quantitative Disclosures
                  about Market Risk.............................................................. 22

PART II.          OTHER INFORMATION
         Item 1.  Legal Proceedings.............................................................. 23
         Item 2.  Changes in Securities.......................................................... 23
         Item 3.  Defaults on Senior Securities.................................................. 23
         Item 4.  Submission of Matters to a Vote of Shareholders................................ 23
         Item 5.  Other Information.............................................................. 23
         Item 6.  Exhibits and Reports on Form 8-K............................................... 23

SIGNATURES ...................................................................................... 24

EXHIBIT INDEX ................................................................................... 25

                             EMERALD FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               MARCH 31,        DECEMBER 31,
                                                                                 1999              1998
--------------------------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands, except per share data)
ASSETS:
  CASH AND CASH EQUIVALENTS
    Cash and deposits with banks                                             $   7,122          $   9,980
    Interest bearing deposits with banks                                         1,581                 62
  INVESTMENT SECURITIES
    Held-to-maturity  (fair values of $2,602 and $4,603 at
       March 31, 1999 and December 31, 1998, respectively)                       2,693              4,694
    Available for sale  (amortized cost of $42,035 and $46,779 at
       March 31, 1999 and December 31, 1998, respectively)                      41,736             46,499
  MORTGAGE-BACKED SECURITIES
    Available for sale  (amortized cost of $39,169 and $44,980 at
       March 31, 1999 and December 31, 1998, respectively)                      39,189             44,963
  LOANS-NET
    (Including allowance for loan losses of $1,843 and $1,778 at
       March 31, 1999 and December 31, 1998, respectively)                     540,427            526,197
  Loans held for sale                                                           11,263              5,873
  Accrued interest receivable                                                    3,757              3,449
  Federal Home Loan Bank stock, at cost                                          3,889              3,823
  Premises and equipment, net                                                    5,069              4,948
  Cash surrender value of life insurance                                        16,599             16,404
  Prepaid expenses and other assets                                              3,730              1,567
--------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                 $ 677,055          $ 668,459
====================================================================================================================

LIABILITIES:
  Deposits                                                                   $ 562,413          $ 559,235
  Federal Home Loan Bank advances                                               46,570             48,232
  Deferred federal income tax                                                    1,966              1,911
  Advance payments by borrowers                                                  1,043              1,847
  Accrued interest payable                                                         851                861
  Accounts payable and other                                                     2,530              1,589
--------------------------------------------------------------------------------------------------------------------

       TOTAL LIABILITIES                                                       615,373            613,675

SHAREHOLDERS' EQUITY
  Common stock, no par value, 20,000,000 shares authorized,
    11,012,051 issued and outstanding at March 31, 1999 and
    10,308,964 shares issued and 10,283,164 shares outstanding
    at December 31, 1998.                                                       10,097             10,074
  Treasury stock at cost, 25,800 shares at December 31, 1998                         -               (267)
  Accumulated other comprehensive income (loss)                                   (185)              (197)
  Retained earnings                                                             51,770             45,174
--------------------------------------------------------------------------------------------------------------------

       TOTAL SHAREHOLDERS' EQUITY                                               61,682             54,784
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                                                       $ 677,055          $ 668,459
====================================================================================================================


       See notes to unaudited consolidated financial statements

                             EMERALD FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                1999                1998
--------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars In thousands, except per share data)
INTEREST INCOME
   Loans                                                                      $ 10,488            $ 9,411
   Investment securities                                                           736                683
   Mortgage-backed securities                                                      626                869
   Other                                                                           132                243
--------------------------------------------------------------------------------------------------------------------
                                                                                11,982             11,206
INTEREST EXPENSE
   Deposits                                                                      6,628              6,518
   Advances from the Federal Home Loan Bank                                        644                416
--------------------------------------------------------------------------------------------------------------------
                                                                                 7,272              6,934
--------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                              4,710              4,272
Provision for loan losses                                                           22                114
--------------------------------------------------------------------------------------------------------------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                                               4,688              4,158

NON-INTEREST INCOME
   Gain on sale of loans and other assets                                           92                374
   Loan service fees                                                               217                200
   Other                                                                           465                415
--------------------------------------------------------------------------------------------------------------------
                                                                                   774                989

NON-INTEREST EXPENSE
   Salaries and employee benefits                                                1,474                936
   Net occupancy and equipment                                                     431                406
   Franchise tax                                                                   149                163
   Federal deposit insurance                                                        81                 81
   Amortization of goodwill                                                         25                 28
   Other                                                                           737                779
--------------------------------------------------------------------------------------------------------------------
     Non-interest expense                                                        2,897              2,393

INCOME BEFORE FEDERAL INCOME TAXES                                               2,565              2,754

Provision for federal income taxes                                                 833                898
--------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                     $ 1,732            $ 1,856
====================================================================================================================

Basic earnings per common share                                                $  0.16            $  0.18
Diluted earnings per common share                                              $  0.16            $  0.17



       See notes to unaudited consolidated financial statements

                             EMERALD FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                  1999               1998
--------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $ 1,732            $ 1,856
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities
          Provision for loan losses                                                 22                114
          Gain from sale of loans and other assets                                 (92)              (374)
          Accretion of discounts and other deferred yield items                   (551)              (830)
          Depreciation and amortization                                            213                183
          Effect of change in accrued interest  receivable & payable              (318)               525
          Federal Home Loan Bank stock dividends                                   (66)               (63)
          Deferred federal income taxes                                             49                (28)
          Net change in other assets and liabilities                            (1,442)             1,015
          Proceeds from sale of loans originated for sale                        7,206             35,289
          Disbursements on loans originated for sale                           (12,571)           (28,897)
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                (5,818)             8,790

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                                       (13,645)            (1,695)
   Purchases of:
     Mortgage-backed securities available for sale                                   -             (5,593)
     Investment securities available for sale                                   (1,977)           (15,202)
     Investment securities held to maturity                                     (2,350)            (8,600)
     Premises and equipment                                                       (303)               (82)
   Proceeds from:
     Principal repayments and maturities of:
       Mortgage-backed securities available for sale                             5,811              5,423
       Mortgage-backed securities held to maturity                                   -              1,980
       Investment securities available for sale                                  2,110              9,168
       Investment securities held to maturity                                    4,351             11,144
     Sales of available for sale investment securities                           4,616              1,995
--------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                           (1,387)            (1,462)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                      3,178              8,682
   Payments on advances from the Federal Home Loan Bank                        (16,662)              (314)
   Proceeds from advances from the Federal Home Loan Bank                       15,000                  -
   Net decrease in escrows                                                        (804)              (787)
   Effect of stock options exercised                                             5,379                767
   Decrease in treasury shares                                                     267                  -
   Shares purchased by dividend reinvestment plan                                   23                  -
   Payment of dividends on common stock                                           (515)              (358)
--------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        5,866              7,990
--------------------------------------------------------------------------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (1,339)            15,318

CASH AND CASH EQUIVALENTS, AT BEGINNING OF THE PERIOD                           10,042             10,762
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, AT END OF THE PERIOD                                $ 8,703           $ 26,080
====================================================================================================================

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

2.       BASIS OF PRESENTATION
         ---------------------

                  The consolidated financial statements of the Company include the accounts of Emerald and the accounts of its wholly owned subsidiary, The Strongsville Savings Bank. All significant inter-company transactions have been eliminated. In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of (a) the financial condition at March 31, 1999, and December 31, 1998; (b) the results of operations for the three month periods ended March 31, 1999 and 1998; and (c) the statements of cash flows for the three month periods ended March 31, 1999 and 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for a full year.

                  Certain prior period data has been reclassified to conform to current year presentation.

3.       STATEMENTS OF CASH FLOWS
         ------------------------

                  For purposes of the Statements of Cash Flows, Emerald considers all cash and deposits with banks with maturities of less than three months to be cash equivalents.

                  Income tax payments of $-0- and $20,000 were made during the three month periods ended March 31, 1999 and 1998, respectively. Interest paid totaled $7,282,000 and $6,587,000 for the three month periods ended March 31, 1999 and 1998, respectively. There were transfers from loans to real estate owned of $198,000 with $298,000 in loans made to finance the sale of real estate owned during the three month period ended March 31, 1999. There were transfers from loans to real estate owned of $233,000 with $371,000 in loans made to finance the sale of real estate owned during the three month period ended March 31, 1998.

5.       EARNINGS PER SHARE
         ------------------

         Basic and diluted earnings per share are presented in accordance with Statement of Accounting Standards No. 128, Earnings per Share. The following table reconciles the weighted average shares outstanding and the income available to common shareholders used for basic and diluted earnings per share.

                                                                       QUARTER ENDED MARCH 31,
                                                          --------------------------------------------------
                                                                    1998                     1998
                                                          ------------------------- ------------------------
Weighted average number of common
   shares outstanding used in basic
   earnings per common share calculation                                10,576,887               10,198,618
   Net dilutive effect of stock options                                    111,072                  549,056
                                                          ------------------------- ------------------------
Weighted average number of shares
   outstanding adjusted for effect of
   dilutive securities                                                  10,687,959               10,747,674
                                                          ========================= ========================
Net income                                                              $1,732,000               $1,856,000
                                                          ========================= ========================
Basic earnings per common share                                           $   0.16                 $   0.18
                                                          ========================= ========================
Diluted earnings per common share                                         $   0.16                 $   0.17
                                                          ========================= ========================

6.       COMPREHENSIVE INCOME
         --------------------

                  Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, was issued in June 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the quarters ended March 31, 1999 and 1998 are as follows:

                                                                       FOR THE QUARTER ENDED MARCH 31,
                                                                         1999                    1998
                                                            ----------------------- ------------------------
                                                                            (In thousands)
Net income                                                                  $1,732                   $1,856
   Unrealized holding gains arising in the period                               41                      106
    Tax effect                                                                (14)                      (36)
   Less reclassification adjustment of gains in net income                    (23)                        1
    Tax effect                                                                   8                       --
                                                            ----------------------- ------------------------
Comprehensive income                                                        $1,744                   $1,927
                                                            ======================= ========================

7.       NEW ACCOUNTING STANDARDS
         ------------------------

                  The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 134, Accounting for Mortgage-Backed Securities Retained after Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise was issued in October 1998 and adopted by the Company on January 1, 1999. This statement amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. After the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of SFAS No. 115. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or after the securitization process. The Company does not currently securitize mortgage loans and retain the mortgage-backed security. Therefore, there is currently no impact on the Company's consolidated financial statements as a result of the adoption of SFAS No. 134.

--------------------------------------------------------------------------------

                                     SELECTED FINANCIAL INFORMATION


                                                              THREE MONTHS ENDED MARCH 31,
                                                              1999                  1998
-----------------------------------------------------------------------------------------------
                                                                       Unaudited
                                                      (Dollars in thousands, except per-share data)
ANNUALIZED RETURNS AND OPERATING RATIOS
   Basic earnings per share                             $          0.16         $          0.18
   Diluted earnings per share                           $          0.16         $          0.17
   Return on Average Assets                                        1.03%                   1.23%
   Return on Average Equity                                       11.88%                  14.93%
   Noninterest expense to
          average assets                                           1.71%                   1.57%
   Efficiency ratio                                               53.26%                  48.40%

OTHER SELECTED FINANCIAL RATIOS
   Interest rate spread                                            2.72%                   2.64%
   Net yield on interest-earning assets                            2.95%                   2.95%
   Yield on average interest-earning assets                        7.51%                   7.73%
   Cost of average interest-bearing liabilities                    4.79%                   5.09%
   Non-performing loans to total loans-net                         0.37%                   0.40%
   Non-performing assets to total assets                           0.35%                   0.45%
   Net recoveries (charge-offs) to average loans                   0.03%                   0.00%
   Capital ratios:
     Tangible capital ratio                                        8.47%                   7.94%
     Core capital ratio                                            8.47%                   7.94%
     Risk-based capital ratio                                     13.20%                  13.21%
   Dividends per share                                  $         0.050         $         0.035

   Annualized total asset growth                                   5.14%                   7.84%
   Average total assets                                 $       672,336         $       602,211
   Average loans, net (includes held for sale)                  537,950                 465,972
   Average interest-earning assets                              638,626                 578,926
   Average deposits                                             557,350                 517,254
   Average advances from the FHLB                                49,611                  27,912
   Average shareholders' equity                                  58,333                  49,731

  Weighted average shares outstanding-Basic                  10,576,887              10,198,618
  Weighted average shares outstanding-Diluted                10,687,959              10,747,674
  Shares outstanding at period end                           11,012,051              10,262,288

--------------------------------------------------------------------------------

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

RECENT DEVELOPMENTS
-------------------

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

         The Merger, which would be accounted for as a pooling of interests, is expected to close in August 1999. The Merger Agreement has been approved by the boards of directors of both companies. Consummation of the Merger is subject to certain customary conditions, including, among others, the adoption of the Merger Agreement by Emerald shareholders and receipt of regulatory approvals. Emerald shareholders will vote on the Merger Agreement at shareholder meetings on July 8, 1999 at 10:30 AM in Strongsville, Ohio. For additional information regarding the merger of Emerald with and into Fifth Third, the Merger Agreement and the Shareholder Support Agreement executed by Joan M. Dzurilla, see Annexes A and E to the prospectus/proxy statement and the form S-4 filed by Fifth Third on April 29, 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------

         The Company's total assets at March 31, 1999, were $677.1 million, representing an increase of $8.6 million, or 5.1%, annualized, for the three month period and of $61.3 million, or 9.9% for the twelve month period ended March 31, 1999. The increase in assets was primarily concentrated in loans.

         The Company's deposits were $562.4 million at March 31, 1999, representing an increase of $3.2 million, or 2.3%, annualized, during the three month period and of $33.0 million, or 6.2% during the twelve month period ended March 31, 1999.

         Net interest income was $4.7 million for the quarter ended March 31, 1999, an increase of $0.5 million over the first quarter of 1998. The increase in interest-earning assets combined with an increase in interest rate spread, caused the improvement. Average interest-earning assets increased $58.7 million from $579.9 million for the first quarter of 1998 to $638.6 million for the first quarter of 1999. The Bank's interest rate spread increased 8 basis points from 2.64% during the first quarter of 1998 to 2.72% during the first quarter of 1999.

         Net income for the first quarter of 1999, at $1.7 million, was $0.1 million less than the $1.8 million for the same period in 1998. The decrease was primarily due to the decrease in loan sales during the first quarter of 1999 and increased salaries and employee benefits.

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


--------------------------------------------------------------------------------------------------------------------------
                                                       TABLE 1
                                                AVERAGE BALANCE TABLE

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                          1999                                    1998
                                                                            YIELD/    AVERAGE                       YIELD/
                                       AVERAGE BALANCE    INTEREST           RATE     BALANCE     INTEREST           RATE
--------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
INTEREST-EARNING ASSETS
Loans, net (1)                               $ 537,950    $ 10,488           7.80%   $ 465,972    $ 9,411           8.08%
Investment securities                           49,638         736           5.93%      45,343        683           6.03%
Mortgage-backed securities                      41,817         626           5.99%      52,621        869           6.61%
Other interest-earning assets                    9,220         132           5.72%      15,923        243           6.10%
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                  638,625      11,982           7.51%     579,859     11,206           7.73%
Noninterest-earning assets                      33,710                                  22,352
--------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $ 672,335                               $ 602,211
==========================================================================================================================

INTEREST-BEARING LIABILITIES
Deposits  (2)                                $ 557,350    $  6,628           4.76%   $ 517,254    $ 6,518           5.04%
Advances from FHLB                              49,611         644           5.20%      27,912        416           5.96%
--------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities             606,961       7,272           4.79%     545,166      6,934           5.09%
Noninterest-bearing liabilities                  7,041                                   7,314
Shareholders' equity                            58,333                                  49,731
--------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 672,335                               $ 602,211
==========================================================================================================================

Net interest income                                       $  4,710                                $ 4,272
Interest-rate spread                                                         2.72%                                  2.64%
Net interest margin                                                          2.95%                                  2.95%
Ratio of average interest-earning
assets to average interest-bearing
liabilities                                                                105.22%                                106.36%
--------------------------------------------------------------------------------------------------------------------------

(1) Average balances include non-accrual loans. Interest income includes deferred loan fee amortization of $412,000 and $390,000 for the three months ended March 31, 1999 and 1998, respectively.
(2) Deposits include noninterest-bearing demand accounts which were $14,919,000 and $12,718,000 at March 31, 1999 and 1998, respectively.

Table 2 presents certain information regarding changes in interest income and interest expense of the Company for the three month periods ended March 31, 1999 and 1998. The table shows the changes in interest income and interest expense by major category attributable to changes in the average balance (volume) and the changes in interest rates. The net change not attributable to either rate or volume is allocated on a prorata basis to the change in rate or volume. Assets available for sale are included in the major asset category as if they were held-to-maturity.


                                                                                      TABLE 2
----------------------------------------------------------------------------------------------------------------------------------
                                                                               AVERAGE BALANCE TABLE

                                                         1999 COMPARED TO 1998                      1998 COMPARED TO 1997
                                                          INCREASE (DECREASE)                        INCREASE (DECREASE)
                                                           DUE TO CHANGES IN                          DUE TO CHANGES IN
                                                   VOLUME        RATE          TOTAL         VOLUME         RATE          TOTAL
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (In thousands)
INTEREST INCOME ON INTEREST-EARNING ASSETS
Loans, net                                           $ 1,389     $ (312)      $ 1,077          $ 690        $ (43)          $ 647
Investment securities                                     31         22            53           (125)         (50)           (175)
Mortgage-backed securities                              (167)       (76)         (243)           (87)        (108)           (195)
Other                                                    (97)       (14)         (111)             4           58              62
----------------------------------------------------------------------------------------------------------------------------------
Total                                                  1,156       (380)          776            482         (143)            339
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE ON INTEREST-BEARING LIABILITIES
Deposits                                                 387       (277)          110            262         (101)            161
Advances from FHLB                                     3,159     (2,931)          228             20           26              46
----------------------------------------------------------------------------------------------------------------------------------
Total                                                  3,546     (3,208)          338            282          (75)            207
----------------------------------------------------------------------------------------------------------------------------------

CHANGE IN NET INTEREST INCOME                        $(2,390)    $2,828       $   438          $ 200        $ (68)          $ 132
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

                                                Three months ended March 31, 1999
                                           -----------------------------------------
                                                    (Dollars in thousands)
Net interest income:
   Current period                                          $ 4,710
   Prior period                                              4,272
                                           -----------------------------------------
Dollar change from prior period                            $   438
                                           -----------------------------------------
Percent change from prior period                             10.25%
                                           =========================================

Interest income
---------------

         Interest income for the three months ended March 31, 1999, was $12.0 million, compared to $11.2 million for the first quarter of 1998, an increase of $0.8 million or 6.93%. This increase was primarily due to the increase in average interest-earning assets as demonstrated on Table 2. Average interest-earning assets increased to $638.6 million for the first quarter of 1998 from $579.9 million for the first quarter of 1998. The effect of the increase in interest-earning assets was offset somewhat by the 22 basis point decline in the average yield on interest-earning assets to 7.51% for the first quarter of 1999 from 7.73% for the like period in 1998.

Interest expense
----------------

         Interest expense increased during the quarter ended March 31, 1999, compared to the same period in 1998 primarily due to an increase in average interest-bearing liabilities of $61.8 million, or 11.34%, offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing liabilities were $607.0 million and $545.2 million for the first quarters of 1999 and 1998, respectively. The average cost of interest-bearing liabilities decreased 30 basis point to 4.79% for the first quarter of 1999 from 5.09% for the same period in 1998. This decrease partially offset the effect of the increase in interest-bearing liabilities.

Provision for loan losses
-------------------------

         The provision for loan losses for the three months ended March 31, 1999, was $22,000 compared to $114,000 for the same period in 1998. The provisions for both periods were commensurate with management's estimate of the credit risk in the loan portfolio. Economic conditions in the Bank's market area were stable.

         Further discussion and other information relating to loan losses and nonperforming assets are included in the section titled "Asset Quality."

NONINTEREST INCOME
--------------------------------------------------------------------------------

                                                  Three months ended March 31, 1999
                                             -----------------------------------------
                                                        (Dollars in thousands)
Noninterest income:
   Current period                                             $  774
   Prior period                                                  989
                                             -----------------------------------------
Dollar change from prior period                               $ (215)
                                             -----------------------------------------
Percent change from prior period                              (21.71)%
                                             =========================================

         Noninterest income consists primarily of fees earned for servicing loans and providing services for customers, gains on loan sales and earnings credited to bank owned life insurance. The decrease in noninterest income is primarily due to a decrease in gains on sales of loans. Gains on the sale of loans were $81,000 during the first quarter of 1999 compared to $367,000 for the first quarter of 1998. The 1998 gain was higher because more loans were sold during the first quarter of 1998 than the same period in 1999.

NONINTEREST EXPENSE
--------------------------------------------------------------------------------

                                                  Three months ended March 31, 1999
                                              -----------------------------------------
                                                        (Dollars in thousands)
Noninterest expense:
   Current period                                              $ 2,897
   Prior period                                                  2,393
                                              -----------------------------------------
Dollar change from prior period                                $   504
                                              -----------------------------------------
Percent change from prior period                                 21.02%
                                              =========================================

         The increase in noninterest expense is due to the increases in salaries and employee benefits. The increases in salaries and employee benefits are attributed to accruals for annual bonuses and profit sharing plan contributions; and to decreases in deferred salaries caused by fewer loan originations in the first quarter of 1999 as compared to 1998.

FEDERAL INCOME TAXES
--------------------------------------------------------------------------------

         The Bank provided $833,000 for federal income tax during the first quarter of 1999 and $898,000 during the like period in 1998. Income before the provision for federal income taxes decreased for the compared periods resulting in a corresponding decrease in the provision for federal income taxes.

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

         At March 31, 1999, loans-in-process to be funded over a future period of time totaled $42 million, and loan commitments or loans committed but not closed totaled $50 million. Funding for these amounts is expected to be provided by the sources described above. Management believes the Bank has adequate resources to meet its normal funding requirements.

         The Bank is a party to a credit agreement with the Federal Home Loan Bank of Cincinnati whereby the Bank can obtain advances. The Bank had $47 million in advances outstanding at March 31, 1999.

         For an analysis of Emerald's cash flows, refer to the Consolidated Statements of Cash Flows on page 4. Management believes the Company has adequate resources to meet its normal funding requirements.


SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

         Shareholders' equity was $61.7 million at March 31, 1999, an increase of $6.9 million, or 12.59%, during the first quarter of 1999. This increase was primarily the result stock options exercised and of net income. Emerald paid dividends in the first quarter of 1999 of 5.0(cent) per share, an increase of 42.86% over the 3.5(cent) per share dividend paid in the first quarter of 1998.

         The Company's return on average assets was 1.03% and return on average equity was 11.88% for the first quarter of 1999.

         At March 31, 1999, the Bank was in excess of all capital requirements specified by federal regulations as shown by the following table.

                                                 TIER 1 LEVERAGE     TIER 1 RISK-BASED    TOTAL RISK-BASED
                                                     CAPITAL              CAPITAL             CAPITAL
                                                ------------------------------------------------------------
                                                                  (Dollars in thousands)
Capital amount -- Actual                                  $ 57,248             $ 57,248            $ 59,091
Capital amount -- Well capitalized                          33,783               26,859              44,766
                                                ------------------------------------------------------------
Amount in excess of requirement                            $23,465              $30,389             $14,325
                                                ============================================================

Capital ratio -- Actual                                      8.47%               12.79%              13.20%
Capital ratio -- Well capitalized                            5.00%                6.00%              10.00%
                                                ------------------------------------------------------------
Amount in excess of requirement                              3.47%                6.79%               3.20%
                                                ============================================================

         Strongsville Savings' capital levels at March 31, 1999, qualify it as a "well-capitalized" institution, the highest of five tiers under applicable federal definitions.

QUALIFIED THRIFT LENDER TEST
--------------------------------------------------------------------------------

         Savings associations insured by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) are required to maintain 65% of total portfolio assets in Qualified Thrift Investments. As of March 31, 1999, the Bank had 83.61% of total assets invested in Qualified Thrift Investments.

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

         Emerald has established a company-wide program to address the Y2K issue. The effort encompasses software, hardware, networks, PC's and other facilities, and supplier and customer readiness. The target date for mission critical system to be Y2K compliant was March 31, 1999. The Company has identified and remediated its mission critical systems. The Company has established contingency plans for its mission critical systems which involve alternative processing or manual processing, depending on the nature of each system involved. Through March 31, 1999, the Company has expensed incremental remediation costs of $50,000. The company does not track employee time separately for Y2K projects, therefore any Y2K-related payroll costs are included in compensation expense.

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

ASSET QUALITY
--------------------------------------------------------------------------------

         Table 3 sets forth information regarding non-performing assets at March 31, 1999, December 31, 1998, and March 31, 1998.


----------------------------------------------------------------------------------------
                                     TABLE 3
                         NON-PERFORMING ASSETS ANALYSIS

                                               MARCH 31,     DECEMBER 31,    MARCH 31,
                                                 1999           1998           1998
----------------------------------------------------------------------------------------
                                                      (Dollars In thousands)
NON-ACCRUING LOANS
   1-4 family - permanent                       $  997         $  777         $  507
   1-4 family - construction                       655            654            459
   Multi-family and Commercial
       real estate                                   -              -              -
   Land and development                              -            181            181
   Commercial non-real estate                      120            120            371
   Consumer and other                               25              7             38
----------------------------------------------------------------------------------------
Total                                            1,797          1,739          1,556

LOANS DELINQUENT 90 DAYS OR MORE
   AND STILL ACCRUING
   1-4 family - permanent                          117            210            304
   1-4 family - construction                         -              -              -
   Multi-family and Commercial
       real estate                                  52             52              -
   Land and development                              -              -              -
   Commercial non-real estate                       59              -              -
   Consumer and other                                -              -              -
----------------------------------------------------------------------------------------
Total                                              228            262            304

Total non-performing loans                       2,025          2,001          1,860

Investments, net of allowance for credit
    losses of $162,000 at March 31, 1999
    December 31,1998                               343            344            446
Real estate owned                                    -              -            493
----------------------------------------------------------------------------------------

Total non-performing assets                     $2,368         $2,345         $2,799
========================================================================================

Allowances for loan losses                      $1,843         $1,778         $1,740
========================================================================================

Non-performing loans to total loans-net           0.37%          0.38%          0.40%
Non-performing assets to total assets             0.35%          0.35%          0.45%
Allowance for loan losses to ending
   loan balance (before allowance)                0.34%          0.33%          0.37%
Allowance for loan losses to
   non-performing loans                          91.02%         88.87%         93.55%
----------------------------------------------------------------------------------------



         Table 4 presents information concerning activity in the allowance for loan losses during the quarters ended March 31, 1999 and 1998.

--------------------------------------------------------------------------------------
                                       TABLE 4
                      ACTIVITY IN THE ALLOWANCE FOR LOAN LOSSES

                                                          FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             1999              1998
--------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Allowance at the beginning of the period                    $ 1,778           $ 1,625
Provision charged to expense                                     22               114

Charge-offs:
   1-4 family - permanent                                         -                 -
   1-4 family - construction                                      -                 -
   Multi-family and Commercial
       real estate                                                -                 -
   Land and development                                           -                 -
   Commercial non-real estate                                     -                 -
   Consumer and other                                             -                 -
--------------------------------------------------------------------------------------
                                                                  -                 -
Recoveries
   1-4 family - permanent                                         -                 -
   1-4 family - construction                                      -                 -
   Multi-family and Commercial
       real estate                                                -                 -
   Land and development                                           -                 -
   Commercial non-real estate                                    42                 -
   Consumer and other                                             1                 1
--------------------------------------------------------------------------------------
                                                                 43                 1
--------------------------------------------------------------------------------------
Net recoveries (charge-offs)                                     43                 1
--------------------------------------------------------------------------------------

Allowance at the end of the period                          $ 1,843           $ 1,740
======================================================================================

Net (charge-offs) recoveries during the
period to average loans outstanding during
the period (Annualized)                                        0.03%             0.00%
--------------------------------------------------------------------------------------


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

         Table A sets forth the composition of the Bank's loan portfolio at March 31, 1999, December 31, 1998, and March 31, 1998.


-------------------------------------------------------------------------------------------------------------------------------
                                                                                 TABLE A
                                                                        LOAN PORTFOLIO COMPOSITION

                                                   MARCH 31, 1999                DECEMBER 31, 1998           MARCH 31, 1998
                                            AMOUNT           PERCENT      AMOUNT          PERCENT    AMOUNT            PERCENT
-------------------------------------------------------------------------------------------------------------------------------
REAL ESTATE MORTGAGE LOANS:                                           (Dollars In thousands)
Permanent first mortgage
   loans:
      1-4 family                           $ 369,965          68.45%    $ 358,765         68.18%    $ 321,019          69.18%
      Multi-family                               482           0.09%          506          0.10%          868           0.19%
      Commercial real estate                  53,293           9.86%       51,845          9.85%       49,372          10.63%
      Land                                       480           0.09%          621          0.12%          453           0.10%
-------------------------------------------------------------------------------------------------------------------------------
   Total permanent mortgage loans            424,220          78.49%      411,737         78.25%      371,712          80.10%
-------------------------------------------------------------------------------------------------------------------------------

   Construction first mortgage loans:
      Residential development                 88,826          16.43%       88,206         16.76%       62,499          13.46%
      1-4 family                              40,301           7.46%       41,485          7.88%       38,698           8.34%
      Multi-family                               375           0.07%          375          0.07%        1,050           0.23%
      Commercial real estate                   7,721           1.43%        8,816          1.68%        7,777           1.68%
-------------------------------------------------------------------------------------------------------------------------------
   Total construction loans                  137,223          25.39%      138,882         26.39%      110,024          23.71%
-------------------------------------------------------------------------------------------------------------------------------
Total mortgage loans                         561,443         103.88%      550,619        104.64%      481,736         103.81%
-------------------------------------------------------------------------------------------------------------------------------

OTHER LOANS
   Commercial                                  8,246           1.53%        6,656          1.26%        6,169           1.33%
   Consumer                                   18,427           3.41%       18,297          3.48%       16,189           3.49%
-------------------------------------------------------------------------------------------------------------------------------
 Total other loans                            26,673           4.94%       24,953          4.74%       22,358           4.82%
-------------------------------------------------------------------------------------------------------------------------------

Total loans                                  588,116         108.82%      575,572        109.38%      504,094         108.63%

Less:
   Loans in process                           42,035           7.78%       43,547          8.27%       35,039           7.55%
   Allowance for loan losses                   1,843           0.34%        1,778          0.34%        1,740           0.38%
   Deferred yield items                        3,811           0.71%        4,050          0.77%        3,258           0.70%
-------------------------------------------------------------------------------------------------------------------------------
                                              47,689           8.82%       49,375          9.38%       40,037           8.63%
-------------------------------------------------------------------------------------------------------------------------------

 Total loans held for investment, net      $ 540,427         100.00%    $ 526,197        100.00%    $ 464,057         100.00%
===============================================================================================================================

 1-4 Family loans held for sale            $  11,618                    $   5,997                   $   1,808
 Deferred yield items                            355                          124                          10
-------------------------------------------------------------------------------------------------------------------------------
 Real estate loans held for sale           $  11,263                    $   5,873                   $   1,798
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------

         Table B sets forth the activities in the Bank's loan portfolio for the three month periods ended March 31, 1999, and 1998.


---------------------------------------------------------------------
                                     TABLE B
                         ACTIVITY IN THE LOAN PORTFOLIO
                                            FOR THE QUARTER ENDED
                                                  MARCH 31,
                                               1999       1998
---------------------------------------------------------------------
                                                (In thousands)
PERMANENT MORTGAGE LOAN ORIGINATIONS
      1-4 family                            $ 36,101    $ 42,958
      Multi-family                                 -           -
      Commercial real estate                   1,085         919
      Land                                     1,067         500
---------------------------------------------------------------------
                                              38,253      44,377

CONSTRUCTION FIRST MORTGAGE LOAN ORIGINATIONS
      Residential development                  8,659      19,304
      1-4 family                              10,553      11,618
      Multi-family                                 -           -
      Commercial real estate                     950       1,315
---------------------------------------------------------------------
                                              20,162      32,237

NONMORTGAGE LOANS
   Commercial                                  2,011         628
   Consumer                                    3,815       3,540
---------------------------------------------------------------------
                                               5,826       4,168
---------------------------------------------------------------------
TOTAL LOAN ORIGINATIONS                       64,241      80,782

PURCHASED LOANS
      Commercial real estate                       -           -
---------------------------------------------------------------------
TOTAL NEW LOANS                               64,241      80,782

LESS
     Principal repayments                     38,758      43,571
     Loan sales                                7,319      35,751
---------------------------------------------------------------------
                                              46,077      79,322
---------------------------------------------------------------------

NET INCREASE IN LOANS                       $ 18,164    $  1,460
=====================================================================

---------------------------------------------------------------------

         Table C sets forth the composition of the Bank's deposits by interest rate category at March 31, 1999, December 31, 1998, and March 31, 1998.


-----------------------------------------------------------------------------------------------------------------------------
                                                                        TABLE C

                                                                  DEPOSIT COMPOSITION

                                  -------------------------------------------------------------------------------------------
                                       MARCH 31, 1999               DECEMBER 31, 1998               MARCH 31, 1998
                               WTD AVG                        WTD AVG                       WTD AVG
                                COST     AMOUNT     PERCENT    COST     AMOUNT     PERCENT    COST      AMOUNT       PERCENT
-----------------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
PASSBOOK ACCOUNTS               2.79%   $ 60,583     10.77%    2.78%   $ 59,894     10.71%    2.90%    $  51,180       9.67%
NOW ACCOUNTS                    1.76%     38,465      6.84%    1.76%     37,610      6.73%    1.96%       33,462       6.32%
CHECKING ACCOUNTS               0.00%      1,930      0.34%    0.00%      1,832      0.33%    0.00%        1,025       0.19%
MONEY MARKET DEPOSIT ACCOUNTS   2.27%     14,046      2.50%    2.27%     14,222      2.54%    2.53%       18,406       3.48%
COMMERCIAL ACCOUNTS             0.00%     12,989      2.31%    0.00%     17,749      3.17%    0.00%       11,665       2.20%
-----------------------------------------------------------------------------------------------------------------------------
                                2.10%    128,013     22.76%    2.02%    131,307     23.48%    2.25%      115,738      21.86%
CERTIFICATES OF DEPOSIT:
     4.50% and less             4.00%     35,576      6.33%    4.19%     27,868      4.98%    4.00%       23,158       4.37%
     4.51% to 5.50%             5.36%    168,974     30.04%    5.32%    131,876     23.58%    5.36%       57,328      10.83%
     5.51% to 6.50%             6.05%    175,076     31.13%    5.97%    210,366     37.62%    6.05%      273,777      51.72%
     6.51% to 7.50%             7.36%     49,757      8.85%    7.36%     50,506      9.03%    7.36%       51,761       9.78%
     7.51% and greater          8.95%      5,017      0.89%    8.96%      7,312      1.31%    8.95%        7,611       1.44%
-----------------------------------------------------------------------------------------------------------------------------
                                5.80%    434,400     77.24%    5.87%    427,928     76.52%    6.05%      413,635      78.14%
-----------------------------------------------------------------------------------------------------------------------------

TOTAL DEPOSITS                  4.95%   $562,413    100.00%    4.96%   $559,235    100.00%    5.22%    $ 529,373     100.00%
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------

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

         A common industry measure of a financial institution's general sensitivity to interest rates is called the gap (the GAP). The GAP represents the difference between the Company's interest-earning assets and interest-bearing liabilities maturing within certain time frames as a percent of the Company's total assets. Management believes there have been no significant changes in the Company's GAP during the quarter ended March 31, 1999.

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

ITEM 6   Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Not applicable

         (b) Form 8-K was filed on March 2, 1999 to report the Merger Agreement between Emerald and Fifth Third. The 8-K also reported the Shareholder Support Agreement between Joan M. Dzurilla and Fifth Third related to the Merger.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  EMERALD FINANCIAL CORP.
                                                  -----------------------
                                                       (Registrant)


Date     May 10, 1999                       /s/ THOMAS P. PERCIAK  .
         ------------               --------------------------------------------
                                            Thomas P. Perciak,
                                            President & Chief Executive Officer

Date     May 10, 1999                       /s/ JOHN F. ZIEGLER       .
         ------------               --------------------------------------------
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